Form 10-K405
period 1999-12-31
FARGO ELECTRONICS INC
filed 2000-03-24
CIK 1098834

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File No.:

FARGO ELECTRONICS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	41-1959505 (I.R.S. Employer Identification No.)
6533 Flying Cloud Drive Eden Prairie, Minnesota (Address of principal executive offices)	55344 (Zip Code)

Registrant's telephone number, including area code: (612) 941-9470

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / /  No /x/

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

    As of March 7, 2000, 11,765,625 shares of the Registrant's common stock were outstanding. The aggregate market value of the Registrant's outstanding common stock as of that date (based upon the last sale price of a share of common stock on that date as reported by the Nasdaq National Market), excluding outstanding shares beneficially owned by directors and executive officers, was $90.4 million.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1. BUSINESS

  (a) General Development of the Business

    Fargo is a developer, manufacturer and supplier of desktop systems that personalize plastic identification cards by printing images and text onto the cards, laminating them and electronically encoding them with information. We also sell the consumable supplies, such as ink ribbons, printheads and blank cards that are used with our systems. We believe that we have built a reputation for technological leadership in our industry by applying our engineering expertise and knowledge of printing and data encoding to incorporate state-of-the-art technologies into our card personalization systems. The ability to customize cards using advanced technologies, coupled with the convenience of desktop systems, has created a market focused on the on-site production of high quality, tamper-resistant, personalized identification cards that can be created quickly and economically. Our customers use our systems to create personalized cards for a wide variety of applications in various industries, including:

  •
  corporate security and access;

  •
  student identification and access;

  •
  driver's licenses, government and military identification;

  •
  transportation;

  •
  recreation and gaming;

  •
  retail loyalty and discount cards; and

  •
  membership cards and passes.

    Our strong relationships with our distributors and resellers provide us with a competitive advantage. We distribute our products through a global network of distributors and resellers in 86 countries. We have manufactured and sold more than 38,000 card personalization systems in the past five years.

    Since our inception in 1979, we have used our engineering expertise and knowledge of printing and data encoding technologies to build a reputation for technological leadership in our industry. Historically, we have leveraged our engineering capabilities to develop systems for multiple markets, including bar code printers, color office printers and card personalization systems.

    In February 1998, we restructured our business and completed a recapitalization of Fargo. As part of the restructuring, we brought in our current management team and shifted our focus to the design, manufacture and sale of products for plastic card personalization and data encoding. We distributed certain assets and product lines to Primera Technology, Inc., a corporation solely owned by our founder. The distributed assets were part of separate product lines that we determined were not going to be a part of our future business strategy.

    In the recapitalization, a group of investors acquired an 80% interest in our company and we received $32 million in equity financing and incurred indebtedness of $70 million. The outstanding shares of common stock held by our founder and sole stockholder were redeemed with $87 million in cash, issuance of $6 million of redeemable preferred stock and the issuance of a $10 million note payable. After the recapitalization, our founder retained a 20% interest in Fargo. For more information about the recapitalization, see Note 2 to our financial statements beginning on page F-9.

    In February 2000, we completed an initial public offering of 5,000,000 shares of our common stock, resulting in net proceeds of $69,750,000 before offering expenses. For information about how the proceeds of the offering were used, see Item 5(e) of this report.

    Fargo was originally incorporated in North Dakota in 1979 and reincorporated as a Minnesota corporation in 1985. We reincorporated as a Delaware corporation shortly before our initial public offering in February 2000. Our principal executive offices are located at 6533 Flying Cloud Drive, Eden Prairie, Minnesota 55344, and our telephone number is (612) 941-9470. Our website address is www.fargo.com.

  (b) Financial Information About Segments

    Information regarding our reportable business segments and geographical information is contained in Note 12 to our financial statements on page F-21 of this report, and is incorporated in this item by reference.

  (c) Narrative Description of the Business

Industry Background

    Certain social, technological and commercial factors are increasing the demand for personalized identification and access cards. As concern for personal safety and property protection has heightened in the wake of well-publicized security breaches and violent crimes at government facilities, businesses, hospitals and schools, personalized identification cards are increasingly being used as a means of both visual and electronic identification and to control access to these premises. In addition, new applications for personalized cards are being driven by the development of bar codes, magnetic stripes, proximity sensors, biometric technologies and small computer chips called "smart chips" that store and process information on personalized cards. We believe that these phenomena—the need for security and the development of new technologies—will foster a growing market for digital card personalization systems. We believe that new biometric technologies such as fingerprint reading and voice recognition will be integrated with personalized card systems for added security. These factors will increase the demand for identification card products that involve high quality graphics applied to uneven surfaces in a wide variety of applications.

    For many years the primary method of producing identification cards was to overlay instant photographs and type-set text or logos on a plastic card and then apply a plastic laminate over the card for durability and longevity. The development of digital imaging and direct-to-card thermal dye sublimation processes in the late 1980's created the opportunity to create more durable identification and access cards that offer superior graphic and design capabilities and are less susceptible to alteration or forgery. The development of systems incorporating high definition printing, such as HDP, permits high quality images to be printed on cards with uneven surfaces and of varying size and thickness, such as smart cards and proximity cards. Traditional systems that could deal with the demands of printing on smart cards and proximity cards were expensive and difficult to use.

    The digital card personalization market is characterized by two general types of systems—"central issue" and "instant issue" systems. Central issue systems typically involve batch processing, printing, and the embossing (raising of certain areas of the card to form letters or numbers) of plastic cards, often at a different location from where the relevant data is collected. Cards are usually sent or issued to individuals days or weeks after the initial processing begins. Central issue processing is typically used in large scale programs such as processing of credit cards and, in many cases, issuing of drivers licenses. Central issue systems are generally much larger and substantially more expensive than instant issue systems.

    Instant issue systems, which are typically desktop systems, are used to print personalized cards on demand for issue to the cardholder within moments after processing. Instant issue systems are typically used in small and medium scale applications such as student ID card issuance at high schools or colleges and corporate access control, but are beginning to penetrate the market for large scale applications that were once the sole province of central issue systems.

The Fargo Solution

    We provide desktop card personalization solutions that enable cost-effective, high speed production of personalized cards on demand. Our systems incorporate innovative technologies that encode data and create high quality images on a variety of plastic cards for visual and electronic identification and access control. Our solution provides the following benefits:

    Highly functional systems.  Our systems integrate multiple functions in a single unit, creating complete card solutions in a single-step process. For example, a single Fargo system can use thermal dye sublimation and resin thermal transfer to print multi-colored photographs or logos and singled-colored text or bar codes in the same process and on both sides of a card. Our built-in lamination feature can then apply an added layer of durability and protection to the card surface, including custom holographic images. Within the same card system, a proximity card, smart card or magnetic stripe can be encoded with personalized data. Our systems can rapidly perform these various functions on several cards simultaneously for instant printing of high quality personalized cards.

    Integrated, innovative technologies.  We have consistently been successful seeking out and incorporating innovative technologies, developed by us and others, to create integrated, precise solutions. One of the greatest challenges in our industry is to construct a system that can effectively manage the various electrical, mechanical, digital and chemical processes required to print, laminate and encode a card quickly and accurately within a single, compact system. Our systems incorporate two print methods, thermal dye sublimation and resin thermal transfer, to create images either directly on a card or on the underside of special film that becomes bonded to the card through our pioneering high definition printing process. By precisely controlling the heat and pressure applied by the ceramic printhead, in concert with the movements of a chemically engineered print ribbon, our systems create exceptionally sharp color images. Our integrated lamination and data encoding features are also among the many innovative technologies that work together in our technologically advanced card personalization systems.

    Reliability and durability.  We make highly reliable desktop systems that consistently produce high quality cards that are durable and secure, qualities that are of vital importance to end users. Our printing processes diffuse images and text into the card surface and our lamination techniques add a layer of protection that adheres to the cards to prevent tampering after the card has been printed and encoded. Because lamination and data encoding are done inside a single card system, the opportunities for deliberate tampering or an encoding error are greatly reduced. In addition, our line of integrated consumable supplies is specially designed for optimal use in our systems.

    Broad array of systems.  While our premium systems incorporate multiple functions, we seek to meet the varying needs of end users by offering several product lines including less sophisticated systems at lower prices. We currently offer four principal product lines with variations within each line to meet customer needs.

    Flexibility and ease of use.  All of our systems can be integrated into a network or operated as a stand alone system. Because our systems are relatively compact, they are easily moved from one location to another. Although our systems are technically sophisticated, they do not require a high level of technical sophistication to operate, so end users can create personalized cards quickly and easily. All of our systems are designed to be interoperable with the hardware, software and other equipment most often used by our resellers so they can create systems tailored to their customers' needs.

    Training and technical support.  We provide training and technical support to our resellers and systems integrators to assist them in marketing and servicing our systems. Our on-site training workshops, instructional videos and live telephone support assist our resellers in helping end users make the purchasing decision that best suits their particular needs.

Digital Card Personalization Technologies

    Printing technologies.  Currently, there are two primary digital card printing technologies used to print personalized cards—direct-to-card printing and high definition printing technology. We manufacture systems that use each of these technologies.

    Direct-to-card printing is the most common technology used by digital card printers to print images directly onto the surface of a plastic card. The process involves heating a special print ribbon beneath a thermal printhead and pressing down so that the ribbon is in contact with the card and the printhead rests on the top of the ribbon, resulting in the transfer of color from the ribbon to a blank card. This method requires that the card be clean and very flat, as the printhead itself is flat and must contact all of the card in order to lay down a proper print. Because PVC is the most conducive material on which to print, almost all of the blank cards used with our systems are made with a clear PVC layer on both sides of the card. Most card printers in the market today use this direct-to-card technology, including substantially all of the printers that we have manufactured to date.

    We recently announced our new line of high definition printing systems. High definition printing is a new process in which the printer first prints images onto a special clear film which is then laminated onto the surface of a blank card through heat and pressure. Because the graphics and text are printed on the underside of the film, the image is "sandwiched" between the film and the card for greater durability than direct-to-card printing. By printing on the film rather than directly on the surface of a card, the ceramic printheads in our HDP systems are less susceptible to damage that can result from contact with debris or imperfections on the hard surface of a card. High definition printing also eliminates the printing irregularities that can occur in direct-to-card printing when the printhead passes over a dirty or uneven area and fails to maintain contact with the card surface. For example, our HDP systems are ideal for printing on proximity cards and smart cards, which tend to have uneven surfaces due to embedded wires and smart chips. In summary, high definition printing results in very high image quality and greater print durability than direct to card printing, and the ability to print on virtually any card size, type or chemical composition, including biodegradable cards.

    Print methods.  Dye sublimation is the process our printers use to print smooth, continuous tone images that look truly photographic. This process uses a dye based ribbon roll that is partitioned by a number of consecutive color panels. The panels are grouped in a repeating series of the three process colors-yellow, magenta, and cyan-along the entire length of the ribbon. There can be additional panels for black and for a protective overlay as well as for printing on both sides of the card. During printing, a ceramic printhead containing hundreds of thermal elements heats the dyes on the ribbon which then vaporize and diffuse into the surface of either the card (for direct-to-card printing) or the HDP film. A separate pass is made for each of the panels on the ribbon. By combining the colors of each panel and by varying the heat used to transfer these colors, the printer is able to produce millions of photo realistic colors.

    Resin thermal transfer is the process our printers use to print sharp solid color, typically black, text and bar codes. Resin thermal transfer is required to create machine readable bar codes that can be read by infrared bar code scanners. Like dye sublimation, this process uses the same thermal printhead to transfer color from the ribbon roll to the card or the HDP film. The difference, however, is that solid dots of color are transferred in the form of a resin-based ink which adheres to the surface of the card when heated. This produces single color images. Resin black panels are included on many of our full color dye sublimation ribbons so that you can automatically print both dye sublimation and resin images on the same card. This gives cards the benefits of both print methods. Resin-only ribbons are also available for use with our direct-to-card printers for printing economical one-color cards in as fast as 5 seconds. These ribbons consist of a continuous roll of a single resin color and can produce up to 1,000 cards per ribbon. Black and a variety of other resin ribbon colors are available.

    Data encoding.  In addition to printed photographs, text and bar codes, our concept of card personalization also includes encoding of personalized data on magnetic stripes, proximity cards and smart cards. Data encoding capabilities are available on most of our card personalization systems. Magnetic stripe technology is the oldest and most widely used technology for encoding identification and stored value data on cards and is available in all of our systems. Digitized data is stored on a magnetic stripe by altering the polarity of microscopic particles (usually iron oxide) embedded in a resin. Our systems encode data on magnetic stripes in a binary format, with the polarity of the particles shifting from north-south to south-north as the recording mechanism in our systems progresses down the stripe. When the cards are swiped through a reader, the polarity changes are detected, which allows the data to be interpreted.

    The term "smart card" commonly refers to any plastic card with an embedded integrated circuit microchip or an on-board microprocessor. Smart card data is most commonly accessed by direct electrical contact with a smart card reader that makes contact with a gold plate on the card face and then reads and transmits data electronically. Contactless smart cards have an electronic microchip and an antenna embedded inside that allow the card to communicate with an antenna/coupler unit without physical contact. A smart card data encoding option is available on most of our systems to electronically record data on smart chips as the cards are processed through our systems.

    Proximity cards have embedded electronic circuits that store data that can be read by a proximity reading device without the need for the card to make physical contact with the reader. Users can leave their proximity cards inside their wallet or purse while the reader processes the code, making the convenience of proximity cards increasingly popular for access control applications. We anticipate that we will offer a proximity card encoding option in our HDP systems in 2000. We are currently investigating various methods of encoding biometric data—such as fingerprints or voice recognition features-on cards through our systems.

Our Products

    We currently manufacture four different product lines with a variety of options within each product line as illustrated in the following chart.

	HDP Printers	Direct-To-Card Printers
	HDP710/720	Pro-L/Pro	4250/4225	Quatro/Uno
Print Method	Dye sublimation/resin thermal transfer	Dye sublimation/resin thermal transfer	4250: Dye sublimation/resin thermal transfer 4225: Resin thermal transfer	Quatro: Dye sublimation/resin thermal transfer Uno: Resin thermal transfer
Color Capability	Full Color	Full color and monochrome	4250: Full color and monochrome 4225: Monochrome	Quatro: Full color and monochrome Uno: Monochrome
Maximum Print Speed	17 seconds	Pro-L: 20 seconds Pro: 25 seconds	4250: 35 seconds 4225: 6 seconds	Quatro: 40 seconds Uno: 5 seconds
Printing Sides	HD720: Dual HD710: Single	Dual	Single	Single
Magnetic Stripe Option	Yes	Yes	Yes	Yes
Smart Card Option	Yes	Yes	Yes	No
Card Hopper Capacity	250	100	100	50
Networking Capability	Yes	Yes	Yes	No
Compatibility	PC/Mac	PC	PC/Mac	Quatro: PC/Mac Uno: PC

    We sell our products to resellers who offer our products to end-users typically as part of an integrated system that may also include a digital camera, a computer with card design software and other equipment manufactured by other companies. All of our systems are designed to be interoperable with the hardware, software and other equipment most often used by our resellers.

    In addition to manufacturing card personalization systems, a significant portion of our business is supplying our independent distributors and resellers with consumable supplies that are engineered to work compatibly with our printers, such as ribbons and overlaminates. Sales of these consumable supplies accounted for approximately 49%, 50% and 45% of our net sales of card personalization products in 1999, 1998 and 1997, respectively. Our consumable supplies business provides us with recurring revenues because our supplies are proprietary and unique to our systems. We engineer these supplies in cooperation with the manufacturers of these materials and some are specially designed and manufactured to produce superior cards and prevent operator errors. Printer ribbons have a panelized appearance and are used to create the images on the cards. Each ribbon prints a fixed number of cards so that an end user or distributor can calculate the number of ribbons needed to print a certain number of cards. Overlaminates are applied after the printing process and increase the durability of the cards. These overlaminates are offered in clear material, a standard holographic material, and in a custom holographic application where the end user may customize the holograph in the overlaminate in order to increase security as well as durability. In order to mitigate some of the difficulties that card systems experience in printing on uneven or dirty cards, we sell blank cards that are optically scanned to ensure that they are as clean and defect free as reasonably possible. Both the ribbons and the overlaminates include proprietary technology owned by their respective manufacturers and, in some cases, technology owned by us. Blank cards, however, are essentially a commodity item that may be purchased through a variety of sources. We also sell, as part of our supplies business, replacement parts for the systems and extended warranties.

Sales and Marketing

    Distribution channels.  We market and sell our products through a distribution channel of independent distributors and resellers in 86 countries worldwide. We believe that our distribution network is the largest and most dedicated in our industry. In the United States, our distribution network currently includes approximately 637 direct resellers, as well as nine distributors who distribute our products to their approximately 1,400 resellers nationwide. Our international distribution network includes 224 resellers and 39 distributors throughout Europe, Asia, Africa, Latin America and Australia. Although doing business in developing regions involves risks of political and economic instability, we are generally able to terminate our arrangements with our international distributors and resellers upon short notice in order to mitigate such risks. Additional information about our international sales is also included in Note 12 to our financial statements on page F-21 of this report. Our largest ten distributors and resellers accounted for a combined total of 41% of sales in 1999 although no single distributor or reseller has accounted for more than 10% of our sales during the past three years. We support our distribution network and end-user customers through our offices in Eden Prairie, Minnesota. As of December 31, 1999, we directly employed 44 individuals engaged in sales, marketing and technical support.

    Resellers sell a variety of identification and access control components from different manufacturers, and customize systems for end-user applications as part of their systems integration business. Because these sales channels provide specific equipment, software, configuration, installation, integration and support services required by end users within various market segments, these relationships allow us to reach end users worldwide in a broad variety of industries. We do not compete with our distributors or resellers by selling directly to end-users.

    Marketing activities.  Our marketing operations include customer relations, specification development and market research functions, marketing communications, and technical and training services. Our marketing group works closely with our research and development personnel to develop ideas for new products and product enhancements to better meet the needs of end users. As part of our strategic planning, we are continually analyzing the market for our products and evaluating our strengths and weaknesses compared with our competition. Our distribution partners have been a valuable source for ideas and information and we communicate regularly with our distribution channel to solicit their input and gather feedback from end users.

    We routinely conduct promotional efforts targeted at distributors and resellers, as well as directly to potential end users such as corporations, schools, hospitals and others. Our web site provides visitors with information about the company and our systems, allows them to contact us via e-mail, and also allows special access to our authorized distribution network to obtain detailed product specifications, pricing information and technical updates. We also actively participate in industry trade shows, both as an exhibitor at larger trade shows and with our distribution partners at smaller, regional trade shows. All leads generated by our marketing activities are referred to an appropriate authorized distributor or reseller.

    We provide training and technical support to our distributors and resellers to assist them in marketing and servicing our systems. Our on-site training workshops, instructional videos and live telephone support assist our resellers in helping end users make the purchasing decision that best suits their particular needs. We also guarantee three day repair time for personalization systems that are sent to us for repair, whether or not those systems are covered by a warranty. In addition, our resellers are able to become Authorized Fargo Service Providers so that they can provide technical support directly to their customers. Many of them also offer their customers maintenance and support contracts for their integrated card personalization solutions.

    End-users and applications.  Our card personalization systems are used to create personalized cards for a wide variety of applications by end users in many different vertical markets, as illustrated below:

Corporate	Access control; employee identification; parking passes
Education	Access control; student identification; stored value for bookstore and cafeteria; library cards
Government	Drivers' licenses; military identification; social services identification and stored value
Healthcare	Access control; employee identification
Transportation	Bus and train passes
Gaming, Entertainment, and Hospitality	Access to events, hotel rooms, exclusive privileges; stored value for gaming, restaurants and shops
Commerce and Recreation	Customer loyalty and discount cards; park passes; ski lift passes

Research and Product Development

    Our research and development strategy is to apply new technologies into our systems so that our products remain the highest quality and most advanced systems available. We have adopted a design and development approach that we believe will allow us to integrate new technologies into our product offering quickly and efficiently. We believe that emerging technologies, such as smart cards and biometrics, will provide us with new opportunities to differentiate our systems from those of our competitors. We strive to involve our independent resellers to help us determine the needs of end-users, assess our systems and better assure market acceptance of new products.

    We have assembled a highly trained staff of electrical, mechanical and chemical engineers and we devote significant resources to developing new card printing solutions and compatible proprietary supplies for our target markets, as well as maintain high standards of quality and reliability. As of December 31, 1999, we had 37 employees engaged in new product design, engineering and development.

    As we implement our strategy to invest significant engineering resources in product development, our research and development costs grew to approximately 7.3% of net sales in 1999, compared to 3.3% of net sales in 1998 and 3.3% of net sales in 1997.

Intellectual Property

    Portions of our manufacturing processes and the mechanical and electronic designs of our systems are proprietary and we attempt to protect our systems and processes through a combination of patents, copyright, trademark and trade secret laws, employee and third-party nondisclosure agreements and similar means. We seek patents from time to time on our products and processes. The decision to seek additional patents is based on our analysis of various business considerations such as the cost of obtaining a patent, the likely scope of patent protection and the benefits of patent protection relative to relying on trade secrets and other protection. We also rely on technical know-how and continuing technological innovations to develop and maintain our competitive position.

    As of December 31, 1999, we held nine United States patents related to our card business. We have also filed applications for 35 additional United States patents that are currently pending. Our existing patents expire during the period between January 2009 and September 2018. We consider our most important patents to be those covering our methods for driving our printheads, our lamination methods and our method of identifying dye sublimation and thermal transfer ribbons. We also rely on proprietary manufacturing processes and techniques, materials expertise and trade secrets applicable to the manufacture of our systems. We believe that these proprietary rights may provide us with a competitive advantage as important as, if not more important than, patent protection. We seek to maintain the confidentiality of this proprietary information by requiring employees who have access to it to sign confidentiality and non-competition agreements and by limiting access by outside parties to such information. Some countries in which we do business do not offer the same level of protection for intellectual property as does the United States.

Manufacturing and Sources of Supply

    We outsource assembly of certain component parts such as circuit boards, wire harnessing and cabling to a manufacturer in Jamaica. These components are then shipped to our manufacturing facility in Eden Prairie, Minnesota for final assembly. We also purchase component parts, printheads and ribbons from a number of vendors located in the United States and Japan. The terms of supply contracts are negotiated separately with each vendor and we believe that our present vendors have sufficient capacity to meet our requirements and that alternate production sources for most components are generally available without undue interruption. We have not experienced any difficulty in the past in purchasing component parts or engaging contractors.

    To keep our inventory costs low, we try to manage our production of systems by not maintaining any significant inventory of completed systems and we maintain only limited inventories of component parts and consumable supplies. We endeavor to produce systems as they are ordered, which causes us to forecast production based on past sales and our estimates of future demand rather than stocking finished goods. While most components are available from multiple vendors, certain components used in our systems are only available from single or limited sources. In common with most of our competitors, we rely on Kyocera, based in Japan, to supply us with printheads. A disruption in the supply of printheads, such as the occurrence of a catastrophic event affecting Kyocera or its decision to limit or cease production, would affect the entire industry, including us.

Competition

    Many companies are engaged in the design and manufacture of personalization systems. Fargo designs and manufactures desktop thermal dye sublimation systems primarily for the on-demand personal identification card market. Competition in our market is intense and we expect it to increase. We expect to compete with a number of companies, some of which have greater financial, technical and marketing resources than we do. Our ability to compete successfully depends on many factors, some of which are outside of our control. Factors affecting our ability to compete include:

  •
  the price, quality and performance of our systems relative to our competitors;

  •
  our success in developing new systems and the timing of new product introductions;

  •
  the adequacy of our manufacturing capacity and supply of components and materials;

  •
  the efficiency of manufacturing operations and the cost of manufacturing;

  •
  the effectiveness of our distribution network;

  •
  our relationships with our suppliers; and

  •
  general market and economic conditions.

    We believe that we compete favorably with respect to each of these factors. Although the prices of our systems are generally higher than those of our competitors, we have been able to maintain these prices because of our reputation for quality and performance and our favorable relationships with our independent resellers.

    The card personalization industry includes approximately 25 companies that manufacture digital card printers; however, the market is dominated by three manufacturers. We believe that Fargo is the leading manufacturer of desktop, or instant issue, systems. Our two largest competitors based on market share are Credentia, a Datacard Group company, and Zebra Technologies Corporation, which manufactures card printers under the Eltron brand name. We also compete with manufacturers of analog lamination systems, such as Polaroid Corporation.

Employees

    As of March 15, 2000, we employed approximately 178 persons, of whom 83 are engaged in manufacturing, 39 in research and development, 43 in sales, marketing and technical support and the balance in management and administrative positions. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages and consider relations with our employees to be good.

    All employees are required to sign a confidentiality and non-competition agreement prior to beginning employment with us. The confidentiality obligations do not expire and the non-competition restrictions are typically for a period of 12 months for most employees and 18 months for key employees and all engineers.

  (d) Financial Information About Geographic Areas

    See Note 12 on page F-21 of our financial statements for information about business segments and export sales.

Item 1A. CAUTIONARY STATEMENT REGARDING FUTURE RESULTS, FORWARD-LOOKING INFORMATION AND CERTAIN IMPORTANT FACTORS

    Fargo makes written and oral statements from time to time regarding its business and prospects, such as projections of future performance, statements of management's plans and objectives, forecasts of market trends, and other matters that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements containing the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimates," "projects," "believes," "expects," "anticipates," "intends," "target," "goal," "plans," "objective," "should" or similar expressions identify forward-looking statements, which may appear in documents, reports, filings with the Securities and Exchange Commission, news releases, written or oral presentations made by officers or other representatives of Fargo to analysts, stockholders, investors, news organizations and others, and discussions with management and other representatives of Fargo. For such statements, Fargo claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

    The future results of Fargo, including results related to forward-looking statements, involve a number of risks and uncertainties. No assurance can be given that the results reflected in any forward-looking statements will be achieved. Any forward-looking statement made by or on behalf of Fargo speaks only as of the date on which such statement is made. Fargo's forward-looking statements are based upon assumptions that are sometimes based upon estimates, data, communications and other information from suppliers, government agencies and other sources that may be subject to revision. Fargo does not undertake any obligation to update or keep current either (i) any forward-looking statement to reflect events or circumstances arising after the date of such statement, or (ii) the important factors that could cause Fargo's future results to differ materially from historical results or trends, results anticipated or planned by Fargo, or which are reflected from time to time in any forward-looking statement which may be made by or on behalf of Fargo.

    In addition to other matters identified or described by Fargo from time to time in filings with the SEC, there are several important factors that could cause Fargo's future results to differ materially from historical results or trends, results anticipated or planned by Fargo, or results that are reflected from time to time in any forward-looking statement that may be made by or on behalf of Fargo. Some of these important factors, but not necessarily all important factors, include the following:

We rely on sole and single-source suppliers, which could cause delays, increases in costs or prevent us from completing customer orders, all of which could materially harm our business.

    We rely on outside vendors to manufacture or develop products and consumable supplies that are used in our systems. We purchase critical components for our systems, including printheads, dye sublimation printer ribbons and microprocessors from separate single source suppliers. Our inability to obtain adequate deliveries or alternative sources of supply could cause delays, increases in costs and lower gross profit margins. Currently, our sole supplier of printheads is Kyocera, based in Japan, our current sole supplier of ribbons is Dai Nippon, also based in Japan and our current supplier of microprocessors is Motorola. If any of these suppliers is unable to ship critical components, we, together with others in our industry, would be unable to manufacture and ship products to our customers. If the price of printheads, ribbons or microprocessors increases for any reason, or if these suppliers are unable or unwilling to deliver, we may have to find another source which could result in interruptions, increased costs, delays and quality control problems. War, natural disaster, trade embargoes or economic hardship in Japan could also result in a disruption in shipments from our Japanese suppliers which could require us, together with the entire card personalization industry, to develop new sources of these supplies or else cause us to be unable to complete and ship orders to our customers.

We do not maintain significant inventories of component parts or finished goods and our failure to adequately forecast demand could result in shortages and damage our business.

    We try to manage our production of systems by maintaining no significant inventory of completed systems. We maintain only limited inventories of component parts and consumable supplies. We endeavor to produce systems as they are ordered, which causes us to forecast production based on past sales and our estimates of future demand. In the event that we significantly underestimate our needs or encounter an unexpectedly high level of demand for our systems or our suppliers are unable to deliver our orders of components in a timely manner, we may be unable to fill our product orders on time which could harm our reputation and result in reduced sales.

We do not manufacture a diverse array of products and our business success depends on the continued demand for digital card personalization systems.

    Because we sell only digital card personalization systems and related consumable supplies, our business depends on the continued demand from our customers for cards for identification and access control purposes. Demand for our products could decline if businesses and organizations use alternative technologies, such as biometric technologies that use physical characteristics of a person such as voice, fingerprints or eyes as a means of identification, or reduce their dependence on identification cards. We cannot assure you that changes in the business environment or competition from current and potential competitors will not significantly erode the demand for our systems and cause our business to suffer.

Technology in our industry evolves rapidly, potentially causing our products to become obsolete, and we must continue to enhance existing systems and develop new systems or we will lose sales.

    Rapid technological advances, rapidly changing customer requirements and fluctuations in demand characterize the market for our current products. Our existing and development-stage products may become obsolete if our competitors introduce newer or better technologies. To be successful, we must constantly enhance our existing systems and develop and introduce new systems. If we fail to anticipate or respond to technological developments or customer requirements, or if we are significantly delayed in developing and introducing products, our business will suffer lost sales and a smaller market share.

All of our sales are made through our distributors and resellers, over which we have limited control, and if they do not effectively market or sell our products, our sales will be reduced.

    All of our revenue comes from sales through our distributor and reseller network and we do not sell our products directly to end users. Although our distributors and resellers have made certain contractual commitments to us, they are independent businesses that we do not control. We cannot be certain that they will continue to market or sell our systems effectively. In particular, except for certain product lines, our agreements with our distributors and resellers are typically non-exclusive, so our distributors and resellers could carry competing product lines, devote their efforts to other products in different markets, reduce or discontinue sales of our products or fail to devote the resources necessary to provide effective sales and marketing support of our products, which could have a material adverse effect on our financial condition and results of operations. In addition, we are dependent upon the continued viability and financial stability of these distributors and resellers, many of which are small organizations with limited capital. We believe that our future growth and success will continue to depend in large part upon the success of our distributors in operating their own businesses.

Our competitors have substantial resources. Competition may result in price reductions, lower gross profits and loss of market share.

    We face significant competition in developing and selling our systems. Our principal competitors have substantial marketing, financial, development and personnel resources. To remain competitive, we believe that we must continue to provide:

  •
  technologically advanced systems that satisfy the demands of our customers;

  •
  superior customer service;

  •
  high levels of quality and reliability; and

  •
  dependable and efficient distribution networks.

    We cannot assure you that we will be able to compete successfully against our current or future competitors. Increased competition from manufacturers of systems or consumables may result in price reductions, lower gross margins and loss of market share and could require increased spending by us on research and development, sales and marketing and customer support. Some of our competitors may make strategic acquisitions or establish cooperative relationships with suppliers or companies that produce complementary products such as cameras, computer equipment, software or biometric applications. If any technology that is competing with ours becomes more reliable, higher performing, less expensive or has other advantages over our technology, then the demand for our products and services could decrease. Any of these factors could reduce our earnings.

We sell a significant portion of our products internationally and purchase important components from foreign suppliers, which exposes us to currency fluctuations and other risks.

    We sell a significant amount of our products to customers outside the United States, particularly in Asia. International sales accounted for 33% of our net sales in fiscal 1999. International sales represented 36% of sales in fiscal 1998 and 38% of sales in fiscal 1997. We expect that shipments to international customers, including customers in Asia, will continue to account for a material portion of our net sales. The recent economic and financial instability in Asia has not had a material adverse affect on our business, although it could have such an effect in the future. Sales outside the United States involve the following risks, among others:

  •
  foreign governments may impose tariffs, quotas and taxes;

  •
  political and economic instability may reduce demand for our products;

  •
  restrictions on the export or import of technology may reduce or eliminate our ability to sell in certain markets;

  •
  potentially limited intellectual property protection in certain countries, such as China, may limit our recourse against infringing products or cause us to refrain from selling in certain markets;

  •
  we may face difficulties in managing international operations;

  •
  our contracts with foreign distributors and resellers do not fully protect us against political and economic instability

  •
  we may face difficulties in collecting receivables; and

  •
  we may not be able to control our international distributors' efforts on our behalf.

    We do not hedge against foreign currency fluctuations and, because we denominate our international sales in U.S. dollars, currency fluctuations could also cause our products to become less affordable or less price competitive than those of foreign manufacturers. These factors may have a material adverse effect on our international sales. Any adverse impact on our international sales would affect our results of operations and would cause our business to suffer.

    In addition, we purchase components from a number of foreign suppliers and outsource certain manufacturing tasks to foreign manufacturers. Because we use foreign currencies to make our largest purchases, currency fluctuations have caused our purchasing costs to increase in 1999, and could continue to adversely affect our results of operations.

If we are unable to effectively manage our growth, we may experience operating inefficiencies and have difficulty meeting the demand for our products.

    We have rapidly and significantly expanded our operations and anticipate that further expansion could be achieved. This expansion could place a significant strain on our management, product and support operations, sales and marketing personnel and other resources, and we may experience difficulty fulfilling the demand for our products which could harm our business. We cannot assure you that our systems, procedures or controls will be adequate to support the potential growth in our operations.

Our products depend on technologies that we do not own and we could lose revenue if we are unable to obtain these technologies in the future.

    Our products incorporate technologies over which we have no control, including thermal printhead technology, dye sublimation ribbons, software and microprocessors. The owners of these technologies are free to sell or license these technologies to our competitors, agree to supply these technologies exclusively to a third party or enter the market for our systems as our competitor. If any of these events occur, the owners of these technologies could choose not to continue to supply us with vital system components, which would result in the diversion of our research and development resources and could result in lost revenue, inability to ship products and harm to our reputation. Some of these technologies are incorporated into new systems and if these systems are not able to ship due to the unwillingness of the owners of these technologies to supply our requirements, we will see a material adverse impact to our revenues in the foreseeable future.

If our systems fail to comply with domestic and international government regulations such as import and export restrictions, or if these regulations result in a barrier to our business, we could lose sales.

    Our systems must comply with various domestic and international laws, regulations and standards. In the event that we are unable or unwilling to comply with any such laws, regulations or standards, we may decide not to conduct business in certain markets. Particularly in international markets, we may experience difficulty in securing required licenses or permits on commercially reasonable terms, or at all. Failure to comply with existing or evolving laws or regulations, including export and import restrictions and barriers, or to obtain timely domestic or foreign regulatory approvals or certificates could result in lost sales.

Our systems may have manufacturing or design defects that we discover after shipment, which could negatively affect our revenues, increase our costs and harm our reputation.

    Our systems are complex and may contain undetected and unexpected defects, errors or failures. If these product defects are substantial, the result could be product recalls, an increased amount of product returns, loss of market acceptance and damage to our reputation, all of which could increase our costs and cause us to lose sales. We carry general commercial liability insurance, including product liability, with a coverage limit of $2 million per occurrence plus an umbrella policy with a $5 million limit. It is possible that our insurance may be insufficient to protect us against losses caused by severe defects in our products.

Our quarterly operating results may be volatile as a result of many factors and this may cause our stock price to fluctuate.

    We have experienced fluctuations in our quarterly operating results and we expect those fluctuations to continue due to a variety of factors. Some of the factors that influence our quarterly operating results include:

  •
  the number and mix of products sold in the quarter;

  •
  the availability and cost of components and materials;

  •
  timing, costs and benefits of new product introductions;

  •
  customer order size and shipment timing; and

  •
  seasonal factors affecting timing of purchase orders.

    Because of these factors, our quarterly operating results are difficult to predict and are likely to vary in the future. We have traditionally experienced lower net sales in the first quarter and higher net sales in the third quarter. If our earnings are below financial analysts' expectations in any quarter, our stock price is likely to drop.

We may not be able to adequately protect or enforce our domestic or international intellectual property rights, which would allow our competitors to offer similar products which could depress our prices and gross margins.

    We believe that protecting our proprietary technology is important to our success and competitive positioning. We currently rely on a combination of patents, trademarks, license agreements and contractual provisions to establish and protect our intellectual property rights. Our failure to protect our intellectual property rights could have a material adverse effect on our business, results of operations and financial condition. We cannot be certain that the steps we take to protect our intellectual property will adequately protect our proprietary rights, that others will not independently develop or otherwise acquire equivalent or superior technology or that we can maintain any of our technology as trade secrets. The laws of some of the countries in which our systems are or may be sold may not protect our systems and intellectual property to the same extent as the United States or at all.

We may not be able to adequately protect ourselves against infringement claims of others, which if successfully brought could require us to redesign or cease marketing our products.

    We cannot be certain that we have not infringed the proprietary rights of others. Any such infringement could cause third parties to bring claims against us, resulting in significant costs, possible damages and substantial uncertainty. We could also be forced to develop a non-infringing alternative which could be costly and time-consuming.

If we fail to attract and retain highly skilled managerial and technical personnel, we may fail to remain competitive.

    Our future success depends, in significant part, upon the continued service and performance of our senior management and other key personnel, in particular Gary R. Holland, our Chief Executive Officer. Although we have "key man" insurance on Mr. Holland with a death benefit of $3 million, losing the services of Mr. Holland could impair our ability to effectively manage our company and to carry out our business plan. In addition, competition for skilled technical employees in our industry is intense. If we cannot attract and retain sufficient qualified technical employees, we may not be able to effectively develop and deliver competitive products to the market.

We may need to raise additional capital to fund our future operations, and any failure to obtain additional capital when needed or on satisfactory terms could damage our business.

    We may need to raise or borrow additional capital in the future to fund our ongoing operations. Any equity or debt financing, if available at all, may be on terms that are not favorable to us and, in the case of equity offerings, may result in dilution to our stockholders. Any difficulty in obtaining additional financial resources, including the inability to borrow on satisfactory financial terms, could force us to curtail our operations or prevent us from pursuing our growth strategy or otherwise cause us financial harm.

    In addition, we currently have a significant level of debt under our senior bank facility. This bank facility imposes several restrictive conditions on our ability to incur additional indebtedness and pay dividends. This bank facility, and other future credit facilities, may prevent us from taking steps necessary to further our growth.

Our business could be adversely affected by year 2000 compliance issues.

    Many computer systems and applications use two-digit date fields to identify a given year. The so-called "year 2000" or "Y2K" problem is the failure of date-sensitive computing systems and applications to properly recognize and process dates into and after the year 2000. These problems may cause incorrect processing of financial and operational information, and could result in business interruptions. As of the date of this report, we have not experienced any Year 2000 problems and are not aware of any such problems experienced by our vendors, distributors or other significant business partners. We believe that we will not have to take any corrective actions to address year 2000 problems, but we cannot assure you that we have identified all of the potential year 2000 issues in our products and internal systems. If we, our vendors, distributors or one of our significant business partners fails to identify and correct all year 2000 problems, there could be unanticipated delays, expenses and a material adverse effect on our business.

Item 2. PROPERTIES

    We currently lease approximately 70,576 square feet of space for our corporate headquarters and manufacturing facility in Eden Prairie, Minnesota. Our lease for this facility expires in September 2001 and we have the option of extending this lease for an additional two years. We consider our present facilities to be sufficient for our current operations.

Item 3. LEGAL PROCEEDINGS

    We do not believe that any legal matters exist that would have a material adverse effect on our business, financial condition or results of operations.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted for a vote of our security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  (a) Market Information.

    Our common stock is currently traded on the Nasdaq National Market under the symbol "FRGO." Our common stock was listed on the Nasdaq National Market in February 2000. Accordingly, the high and low sales prices for each full quarter in the fiscal years ended December 31, 1999 and 1998 are not available.

  (b) Holders.

    As of March 20, 2000, we estimate that there were over 1,000 beneficial owners of shares of our common stock, which shares were held by 11 record holders.

  (c) Dividends.

    We have not declared or paid any cash dividends on our common stock for the past two fiscal years, other than S corporation distributions prior to our conversion to a C corporation in connection with our recapitalization in February 1998. Our Board of Directors presently intends to retain all earnings to repay remaining indebtedness under our credit facility, to support our operations and to finance expansion. Under Delaware law, we are permitted to pay dividends only out our surplus or net profits. In addition, our ability to declare and pay dividends is restricted by the terms of our credit facility.

  (d) Recent Sales of Unregistered Securities.

    On September 2, 1999, we issued 30,000 shares of Series B 8% Redeemable Preferred Stock and 8,000 shares of Series B Convertible Participating Preferred Stock to several stockholders in exchange for all outstanding shares of our Series A 8% Redeemable Preferred Stock and Series A Convertible Preferred Stock. All 30,000 shares of Series B 8% Redeemable Preferred Stock were redeemed upon the closing of our initial public offering in February 2000 as described below. All 8,000 shares of Series B Convertible Participating Preferred Stock were automatically converted into 5,000,000 shares of common stock upon the closing of our initial public offering in February 2000.

    During the fiscal year ended December 31, 1999, we granted options to purchase 173,125 shares of common stock to employees and directors under our 1998 Stock Option and Grant Plan. Options to purchase 10,000 of shares of our common stock were cancelled in 1999 without being exercised. No options were exercised in 1999 and options to purchase 227,500 shares were outstanding as of December 31, 1999. The options issued in 1999 have exercise prices between $1.60 and $6.40 per share, and the weighted average contractual life of these options at December 31, 1999 was approximately 6 years. At December 31, 1999, none of these options were exercisable.

    Except as described above, Fargo did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, during its fiscal year ended December 31, 1999. All of the above sales were made in reliance on Rule 701, Regulation D or Section 4(2) under the Securities Act.

  (e) Use of Proceeds.

    In November 1999, we filed a Registration Statement on Form S-1 (File No. 333-90937) with the Securities and Exchange Commission for our initial public offering. Under this Registration Statement, as amended, we registered the offer and sale under the federal securities laws of up to 5,000,000 shares of our common stock. The SEC declared our Registration Statement effective on February 10, 2000 and the closing of our initial public offering was held on February 16, 2000. The managing underwriters were Prudential Securities Incorporated, FleetBoston Robertson Stephens Inc. and Raymond James & Associates, Inc.

    The aggregate offering price of the shares offered was $75,000,000. All of the offered shares were sold and the net proceeds to Fargo from the offering were $69,000,000, after deducting underwriting discounts and commissions of $5,250,000 and estimated offering expenses of approximately $750,000. From February 16, 2000 to the date of this report, we have spent all the net proceeds from the offering as follows:

Repayment of a promissory note, plus accrued interest	$10,153,333
Redemption of redeemable preferred stock, plus accrued dividends	35,083,400
Repayment of principal and interest under our senior bank facility	23,763,267

Total:	$69,000,000

    Robert P. Cummins, a principal shareholder of Fargo prior to the offering, was paid $10,153,333 for repayment of principal and accrued interest under the promissory note referred to above. Of the $35,083,400 paid to redeem our redeemable preferred stock and accrued dividends, (i) $17,541,700 was paid to entities affiliated with TA Associates, Inc., a principal stockholder with representation on our board of directors, (ii) $8,770,850 was paid to entities affiliated with St. Paul Venture Capital, Inc., a principal stockholder with representation on our board of directors, (iii) $6,271,158 was paid to Robert P. Cummins, (iv) $789,377 was paid to Gary R. Holland, our chief executive officer and a director of Fargo and (v) $1,710,315 was paid to other non-principal shareholders.

Item 6. SELECTED FINANCIAL DATA.

    The data presented below as of and for the years ended December 31, 1999, 1998 and 1997 are derived from our audited financial statements included elsewhere in this report. The financial data as of and for the years ended December 31, 1996 and 1995 are derived from our audited financial statements that are not included in this report. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this report and our financial statements and related notes beginning on page F-1 and other financial information included elsewhere in this report.

Summary Statements of Operations Data

(in thousands, except per share data)

	Year Ended December 31,
	1999	1998	1997	1996	1995
Net sales	$54,907	$47,647	$55,140	$50,317	$50,058
Cost of sales	28,928	23,195	27,938	25,614	25,547

Gross profit	25,979	24,452	27,202	24,703	24,511

Operating expenses:
Research and development	4,011	1,586	1,845	1,470	1,583
Selling, general and administrative	9,325	8,307	10,456	9,332	9,065
Recapitalization costs(1)	—	8,386	—	—	—

Total operating expenses	13,336	18,279	12,301	10,802	10,648

Operating income	12,643	6,173	14,901	13,901	13,863
Other income (expense):
Interest expense	(5,956)	(5,298)	—	—	—
Interest income	102	109	183	202	271
Other, net	271	(273)	(878)	(802)	(961)

Total other expense	(5,583)	(5,462)	(695)	(600)	(690)

Income before provision for income taxes	7,060	711	14,206	13,301	13,173
Provision for income taxes	(2,575)	(2,800)	—	—	—

Net income (loss)	4,485	(2,089)	14,206	13,301	13,173
Accrued dividends on redeemable preferred stock	(2,620)	(2,113)	—	—	—
Accretion of convertible participating preferred stock	(67,000)	—	—	—	—

Income (loss) available to common stockholders	$(65,135)	$(4,202)	$14,206	$13,301	$13,173

Net income (loss) per common share:
Basic	$(37.56)	$(0.98)	$0.66	$0.62	$0.61

Diluted	$(37.56)	$(0.98)	$0.66	$0.62	$0.61

Weighted average common shares outstanding:
Basic	1,734	4,307	21,561	21,561	21,561

Diluted	1,734	4,307	21,561	21,561	21,561

(1)
Reflects expenses consisting primarily of employee compensation, legal and professional fees incurred by us in connection with our leveraged recapitalization in February 1998. See Note 2 of our financial statements. For the year ended December 31, 1998, excluding recapitalization costs and assuming we had been a C corporation the entire period, net income available to common stockholders would have been $3,709. For the year ended December 31, 1998, basic net income per common share would have been $0.86 and diluted net income per common share would have been $0.43, respectively.

	Year Ended December 31,
	1999	1998	1997	1996	1995
Pro forma income tax data (unaudited):
Pro forma provision for income taxes	—	$256	—	—	—
Pro forma net income (loss) available to common stockholders	—	$(1,658)	—	—	—
Pro forma net income (loss) per common share:
Basic and diluted	—	$(0.39)	—	—	—
Pro forma weighted average common shares outstanding:
Basic and diluted	—	4,307	—	—	—
Pro forma net income (loss) per common share (unaudited):
Basic	$(9.67)	$(0.49)	—	—	—
Diluted	$(9.67)	$(0.49)	—	—	—
Weighted average common shares outstanding (unaudited):
Basic	6,734,161	8,636,134	—	—	—
Diluted	6,734,161	8,636,134	—	—	—

Summary Balance Sheet Data

(in thousands)

	As of December 31,
	1999	1998	1997	1996	1995
Cash and cash equivalents	$1,509	$1,103	$4,555	$5,720	$6,952
Working capital	7,568	5,184	10,074	11,026	13,978
Total assets	49,094	46,628	13,477	16,017	17,193
Note payable, stockholder	10,000	10,000	—	—	—
Notes payable, bank	50,100	53,500	—	—	—
Series B, 8% redeemable preferred stock	34,733	32,113	—	—	—
Convertible participating preferred stock	75,000	8,000	—	—	—
Stockholders' equity (deficiency)	(124,948)	(59,825)	11,434	12,442	15,251

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    Certain statements contained in this report include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All forward-looking statements in this document are based on information currently available to us as of the date of this report, and we assume no obligation to update any forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors may include, among others, the those factors listed in Item 1.A and elsewhere in this report and our other filings with the Securities and Exchange Commission. The following discussion should be read in conjunction with our financial statements and related notes appearing elsewhere in this report.

Overview

    We design, manufacture, sell and support a broad line of products for plastic card personalization and data encoding.

    In February 1998, we recapitalized our company pursuant to which a group of investors acquired an 80% interest in Fargo. In connection with this recapitalization, we received $32 million in equity financing and incurred indebtedness of $70 million. The outstanding shares of common stock held by our founder and sole stockholder were redeemed with $87 million in cash, issuance of $6 million of redeemable preferred stock and the issuance of a $10 million note payable. This stockholder retained a 20% interest in Fargo.

    The recapitalization was accounted for as a leveraged recapitalization such that our assets and liabilities remain at their historical bases for financial reporting purposes. For income tax purposes, the transaction was treated as a taxable business combination such that the financial statements reflect a "step-up" in tax basis.

    In 1998, non-recurring expenses of $8.4 million were incurred, primarily in the form of cash and stock bonuses to employees, immediately prior to the recapitalization.

    As part of the recapitalization we distributed, as a dividend, certain assets and product lines to Primera Technology, Inc., a corporation solely owned by our founder. The distributed assets were part of separate product lines that we determined were not going to be a part of our future business strategy. Net assets distributed to Primera totaled approximately $1,183,000. From January 1, 1998 to February 18, 1998, these product lines distributed represented approximately $670,000 in net sales and $180,000 in gross profit. In 1997, these product lines represented approximately $6,500,000 of net sales and $1,400,000 of gross profit.

    Subsequent to the recapitalization, we have focused our business strategy on the design, manufacture and sales of products for plastic card personalization and data encoding. Product lines that are not related to our current strategy are in the process of being discontinued. These products, excluding product lines distributed to Primera Technology, Inc. in the recapitalization, constituted approximately $1.4 million, $4.1 million and $10.0 million in net sales in 1999, 1998 and 1997, respectively.

    The following table sets forth, for the periods indicated, the net sales related to plastic card personalization and encoding (card) products, and products not related to plastic card personalization (non-card) including non-card product lines distributed to Primera in the recapitalization:

	Years Ended December 31,
	1999	1998	1997
	(in thousands)
Card products	$53,554	$41,652	$38,645
Non-card products	1,353	5,995	16,495

Net sales	$54,907	$47,647	$55,140

Results of Operations

    The following table sets forth, for the periods indicated, certain selected financial data expressed as a percentage of net sales:

	Years Ended December 31,
	1999	1998	1997
Net sales	100.0%	100.0%	100.0%
Cost of sales	52.7	48.7	50.7

Gross profit	47.3	51.3	49.3

Operating expenses:
Research and development	7.3	3.3	3.3
Selling, general and administrative	17.0	17.4	19.0
Recapitalization costs	—	17.6	—

Total operating expenses	24.3	38.3	22.3

Operating income	23.0%	13.0%	27.0%

Comparison of Years Ended December 31, 1999 and 1998

    Net sales.  Net sales increased 15.2% to $54.9 million in 1999 from $47.6 million in 1998. The mix of net sales changed significantly during this period with sales of plastic card personalization products increasing 28.6% to $53.6 million in 1999 from $41.7 million in 1998. Sales of equipment for plastic card personalization increased 30.0% to $27.4 million from $21.0 million in 1998. Sales of supplies for plastic card personalization increased 27.1% to $26.2 million from $20.7 million in 1998. Sales of products not related to plastic card personalization decreased 77.4% to $1.4 million in 1999 from $6.0 million in 1998.

    International sales increased 4.4% to $18.1 million in 1999 from $17.4 million in 1998 and accounted for 33.0% of net sales in 1999 compared to 36.4% of net sales in 1998.

    Gross profit.  Gross profit as a percentage of net sales decreased to 47.3% in 1999 from 51.3% in 1998. The decrease was primarily due to an unfavorable exchange rate on the yen, which caused a 2.7% decrease in gross margin. The yen impacts our gross profit since we purchase our ribbons from Japanese suppliers.

    Also, changes in our discounts and pricing structure caused a 2.8% decrease in gross margins, but this was partially offset by overhead efficiencies attributable to being focused solely on products related to plastic card personalization.

    Research and development.  Research and development expenses increased 152.9% to $4.0 million in 1999 from $1.6 million in 1998. Engineering expenses as a percentage of net sales were 7.3% for 1999 compared to 3.3% for 1998. The increase in 1999 was primarily due to the development of our new high-definition (HDP) product line and other new plastic card personalization technologies. Research and development expenses consist primarily of engineering salaries and prototype component costs. We expect research and development expenses to continue at these higher levels for the foreseeable future.

    Selling, general and administrative.  Selling, general and administrative expenses increased 12.3% to $9.3 million in 1999 from $8.3 million in 1998. As a percentage of net sales, selling, general and administrative expenses were 17.0% in 1999, compared to 17.4% in 1998. The dollar increase in 1999 was principally attributable to additional promotion expenses. In addition, we incurred higher professional fees related to updating our internal accounting and manufacturing systems to address year 2000 compliance.

    Operating income.  Operating income increased 104.8% to $12.6 million in 1999 from $6.2 million in 1998. As a percentage of net sales, operating income was 23.0% in 1999 as compared to 13.0% in 1998. The increase in operating income as a percentage of net sales in 1999 was principally attributable to the recapitalization costs of $8.4 million or 17.6% of net sales recorded in 1998. Without the recapitalization costs, 1998 operating income would have been $14.6 million or 30.6% of net sales.

    Interest expense.  Interest expense totaled $6.0 million in 1999 compared to $5.3 million in 1998. Prior to the recapitalization in February 1998, we had no debt and, therefore, no interest expense. The weighted average interest rate on our term loan in 1999 and 1998 was 8.4%. The interest rate on the note payable to stockholder was 12% for 1999 and 1998.

    Income tax expense.  Income tax expense was $2.6 million in 1999 which results in an effective tax rate of 36.5%. The difference between our effective tax rate and the statutory rate is primarily due to state income taxes. Income tax expense for 1998 was $2.8 million. Prior to the recapitalization in February 1998, we had elected S Corporation status and, therefore, the periods prior to February 18, 1998 do not reflect income tax expense.

Comparison of Years Ended December 31, 1998 and 1997

    Net sales.  Net sales decreased 13.6% to $47.6 million in 1998 from $55.1 million in 1997. The mix of net sales changed significantly during this period with sales of plastic card personalization products increasing 7.8% to $41.7 million in 1998 from $38.6 million in 1997. Sales of equipment for plastic card personalization decreased 0.6% to $21.0 million from $21.2 million in 1997. Sales of supplies for plastic card personalization increased 17.9% to $20.6 million from $17.5 million in 1997. Sales of products not related to plastic card personalization decreased 63.7% to $6.0 million in 1998 from $16.5 million in 1997.

    International sales decreased 17.9% to $17.4 million in 1998 from $21.1 million in 1997 and accounted for 36.4% of net sales in 1998, compared to 38.3% of net sales in 1997. The primary reason for the dollar and percentage declines related to decreased sales of products not related to plastic card personalization.

    Gross profit.  Gross profit as a percentage of net sales increased to 51.3% in 1998 from 49.3% in 1997. The increase was primarily due to a favorable exchange rate on the yen, which caused a 1.6% increase in gross profit.

    Research and development.  Research and development expenses decreased 14.0% to $1.6 million in 1998 from $1.8 million in 1997. Engineering expenses as a percentage of net sales were 3.3% for 1998 and 1997. The dollar decrease in 1998 was due to the discontinuing of development efforts on products not related to plastic card personalization.

    Selling, general and administrative.  Selling, general and administrative expenses decreased 20.6% to $8.3 million in 1998 from $10.5 million in 1997. As a percentage of net sales, selling, general and administrative expenses were 17.4% in 1998, compared to 19.0% in 1997. The decrease as a percentage of net sales in 1998 was attributable to selling and promotion expenses being focused solely on products related to plastic card personalization. These decreases were partially offset by higher professional fees related to updating our internal accounting and manufacturing systems to address year 2000 compliance.

    Recapitalization costs.  In connection with the recapitalization, non-recurring expenses of $8.4 million were incurred in 1998, primarily in the form of cash and stock bonuses to employees. As a percentage of revenue, the recapitalization costs were 17.6% for 1998.

    Operating income.  Operating income decreased 58.6% to $6.2 million in 1998 from $14.9 million in 1997. As a percentage of net sales, operating income was 13.0% in 1998 as compared to 27.0% in 1997. The decrease in operating income as a percentage of net sales in 1998 was principally attributable to the recapitalization costs of $8.4 million or 17.6% of net sales recorded in 1998. Without the recapitalization costs, 1998 operating income would have been $14.6 million or 30.6% of net sales.

    Interest expense.  Interest expense totaled $5.3 million in 1998. Prior to the recapitalization in February 1998, we had no debt and, therefore, no interest expense. The weighted average interest rate on our term loan agreement in 1998 was 8.4%, and the interest rate on the note payable to stockholder was 12% for 1998.

    Income tax expense.  Income tax expense was $2.8 million in 1998. Prior to the recapitalization in February 1998, we had elected S Corporation status and, therefore, the periods prior to February 18, 1998 do not reflect income tax expense. The income tax expense recorded in 1998 represents an effective tax rate of 38.1% of the net income after February 18, 1998, the date on which we became a C corporation for federal income tax purposes. The difference between the effective tax rate of 38.1% and the statutory rate is primarily due to state income taxes.

Quarterly Results and Seasonality

    We have experienced and expect to continue to experience quarterly variations in net sales as a result of a number of factors including, among other things, the number and mix of products sold in the quarter, the availability and cost of components and materials, costs and benefits of new product introductions, customer order size and shipment timing and seasonal factors affecting timing of purchase orders. Net sales tend to be lower in the winter months and higher in the quarter ending September 30 reflecting the timing of purchase decisions by customers in the education market. See Item 8 on page 27 of this report for quarterly results for each quarter in the fiscal years ended December 31, 1998 and 1999.

Liquidity and Capital Resources

    We have historically financed our operations and capital requirements through cash flows generated from operations. Working capital was $7.6 million, $5.2 million and $10.1 million at December 31, 1999, 1998 and 1997, respectively. Our current ratio was 1.8, 1.7 and 5.9 at December 31, 1999, 1998 and 1997, respectively.

    Cash generated from operating activities in 1999 totaled $5.9 million due to net income of $4.5 million, depreciation and amortization of $1.1 million, a decrease in deferred income taxes of $2.2 million and an increase in accounts payable and accrued expenses of $1.4 million. These cash flows were partially offset by increases in accounts receivable of $763,000 and inventories of $2.3 million. In 1999, we used $1.6 million for the purchase of equipment and leasehold improvements compared to $916,000 for 1998. Cash flows from investing activities during 1999 were primarily for the repayments on our term loan of $3.4 million and $451,000 for payments of deferred offering costs.

    Cash used in operating activities for 1998 was $1.1 million due to net loss of $2.1 million and an increase in accounts receivable of $2.2 million. These uses were partially offset by a decrease in deferred income taxes of $1.8 million, stock bonuses to employees of $850,000 and an increase in accrued liabilities of $818,000. Cash generated from operations in 1997 was $14.7 million, primarily generated by net income of $14.2 million. Cash used in investing activities during 1998 and 1997 was $920,000 and $620,000, respectively, primarily for the purchase of equipment and leasehold improvements. Cash used in financing activities in 1998 and 1997 was $1.4 million and $15.2 million, respectively. In 1998, financing activities primarily reflected the impact of the recapitalization. In 1997, cash used in financing activities was exclusively for the payment of cash dividends to our sole shareholder.

    At December 31, 1999, our borrowings consisted of $50.1 million owed under the term loan agreement with a syndicate of banks led by BankBoston, N.A. and a $10.0 million note payable to Robert P. Cummins, an existing stockholder. In addition, we have a revolving credit facility available with the same bank syndicate that permits us to borrow up to $3.0 million, although there are no amounts outstanding under this revolving facility at December 31, 1999. In 1999, the weighted average interest rate on the term loan was 8.4% and the interest rate on the note payable to Mr. Cummins was 12%.

    Upon completion of the initial public offering of our common stock in February 2000, principal amounts of $24.1 million and $10.0 million, respectively, were paid on the term loan agreement and note payable to Mr. Cummins. Also, we used $35.1 million of the offering proceeds to repay all of the 8% redeemable preferred stock, plus accrued dividends.

Inflation

    We do not believe that inflation has had a material effect on its results of operations in recent years; however, there can be no assurance that our business will not be adversely affected by inflation in the future.

Recently Issued Accounting Standards

    Effective with our year end 1998 financial statements, we adopted Statement of Financial Accounting Standard No. 131 (SFAS No. 131), "Disclosure About Segments of an Enterprise and Related Information," which requires disclosure of segment data in a manner consistent with that used by an enterprise for internal management reporting and decision making. Accordingly, we report our operations as a single segment under SFAS No. 131.

    Effective with our year end 1998 financial statements, we adopted SFAS No. 130, "Reporting Comprehensive Income," which established standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Our comprehensive income is equal to our net income for all periods presented.

    In March 1998, the AICPA issued SOP No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," (SOP No. 98-1). SOP No. 98-1 requires entities to capitalize certain costs related to internal-use software once certain criteria have been met. We adopted SOP No. 98-1 beginning on January 1, 1999. The adoption did not have a material impact on our financial position or results of operations.

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." We must adopt this standard no later than January 1, 2001. We are reviewing the requirements of this standard. Although we expect that this standard will not materially affect our financial position or results of operations, we have not yet determined the impact of this standard on our financial statements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    Market risk is the risk of loss to future earnings, to fair values or to future cash flows that may result from changes in the price of a financial instrument. The value of a financial instrument may change as a result of changes in interest rates, exchange rates, commodity prices, equity prices and other market changes. Market risk is attributed to all market sensitive financial instruments, including long term debt.

Interest Rate Risk

    Under procedures and controls established by management, we enter into contractual arrangements (derivatives) in the ordinary course of business to hedge our exposure to interest rate risks. The counterparties to these contractual arrangements are major financial institutions. Although we are exposed to credit loss in the event of nonperformance by these counterparties, this exposure is managed through credit approvals, limits and monitoring procedures and, to the extent possible, by restricting the period over which unpaid balances are allowed to accumulate. We do not anticipate nonperformance by counterparties to these contracts, and no material loss would be expected from such nonperformance.

    We manage interest expense using a mix of fixed, floating and variable rate debt. To help manage borrowing costs, we may enter into interest rate swaps. Under these arrangements, we agree to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount. The fair value of interest rate derivatives outstanding at December 31, 1999, was not material. A one-percentage point adverse change in interest rates, upon which these contracts are based, would not cause these instruments to have a material impact on future earnings.

Foreign Currency Risk

    We denominate all foreign sales in U.S. dollars and make purchases from a material supplier using foreign currency and do not hedge against currency fluctuations. We purchase components and supplies from several Japanese suppliers. The strengthening of the yen versus the U.S. dollar in 1999 caused the cost of these supplies to increase. To date, currency fluctuations have not had a material effect on our results of operations or financial condition, but could in the future by causing our products to become less affordable or less price competitive than those of foreign manufactures or by causing the costs of our material supplies to increase.

Equity Price Risk

    We do not generally invest in marketable equity securities. At December 31, 1999, we had approximately $1.5 million in cash and cash equivalents, comprising approximately 3% of our total assets. Accordingly, a sustained decrease in the rate of interest earned would not have a material adverse effect on our business.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial Statements

    Our financial statements and related notes are contained on pages F-1 to F-22 of this report. The index to such items is included in Item 14(a)(i).

Quarterly Results

    The following table sets forth certain unaudited quarterly financial data for 1999 and 1998. In our opinion, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information set forth therein. The operating results for any quarter are not necessarily indicative of results for any future period.

	Three Months Ended
	1998				1999
	March 31	June 30	September 30	December 31	March 31	June 30	September 30	December 31
Net sales	$11,051	$11,164	$13,987	$11,445	$12,067	$13,873	$15,207	$13,760
Cost of sales	5,152	5,437	6,630	5,976	6,215	7,037	7,975	7,701

Gross profit	5,899	5,727	7,357	5,469	5,852	6,836	7,232	6,059
Operating expenses
Research and development	304	339	407	536	715	965	1,116	1,215
Selling, general and administrative	1,956	1,993	2,234	2,124	2,377	2,490	2,144	2,314
Recapitalization costs	8,386	—	—	—	—	—	—	—

Total operating expenses	10,646	2,332	2,641	2,660	3,092	3,455	3,260	3,529

Operating (loss) income	(4,747)	3,395	4,716	2,809	2,760	3,381	3,972	2,530
Other income (expense):
Interest expense	(684)	(1,533)	(1,573)	(1,508)	(1,527)	(1,471)	(1,454)	(1,504)
Interest income	39	7	25	37	18	27	27	30
Other, net	(143)	16	(234)	89	140	96	22	13

Total other expense	(788)	(1,510)	(1,782)	(1,382)	(1,369)	(1,348)	(1,405)	(1,461)

(Loss) income before provision for income taxes	(5,535)	1,885	2,934	1,427	1,391	2,033	2,567	1,069
Provision for income taxes	418	719	1,123	540	507	741	935	392

Net (loss) income	$(5,953)	$1,166	$1,811	$887	$884	$1,292	$1,632	$677

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Effective July 7, 1998, PricewaterhouseCoopers LLP was engaged as our independent accountants and replaced Arthur Andersen LLP who was dismissed as our independent accountants on the same date. Effective February 8, 1998, Arthur Andersen LLP was engaged as our independent accountants and replaced Larson, Allen, Weishair & Co., LLP who was dismissed as our independent accountants on the same date. In each case, the decision to change accountants was approved by our board of directors. The report of Arthur Andersen LLP on our financial statements for the year ended December 31, 1997 and the report of Larson, Allen, Weishair & Co. LLP on our financial statements for the year ended December 31, 1996 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the last two fiscal years through the date of their respective discharges, there were no disagreements with our former auditors on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of our former auditors, would have caused them to make reference thereto in any of their reports. Prior to retaining PricewaterhouseCoopers LLP, we had not consulted with them on items that involved our accounting principles or the form of audit opinion to be issued on our financial statements.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Name	Age	Position
Gary R. Holland	58	President and Chief Executive Officer, Director
Michael C. Child	45	Director
Everett V. Cox	45	Director
Elaine A. Pullen	46	Director
William H. Gibbs	57	Director
Kent O. Lillemoe	41	Vice President-Finance, Chief Financial Officer
Gary A. Lenz	47	Vice President-Research and Development
I. Tony Haugen	47	Vice President-Manufacturing and Operations
Jeffrey D. Upin	41	Vice President and General Counsel

    Gary R. Holland has served as our President and Chief Executive Officer since February, 1998. From May 1997 to February 1998, Mr. Holland was the general manager of Fargo. From 1992 to 1997, Mr. Holland owned and operated two business and strategy consulting firms, Decision Process International and Holland & Associates. From 1982 to 1992, Mr. Holland was the President of Datacard Corporation. From 1979 to 1982, he was the President and Chief Operating Officer of CPT Corporation. Mr. Holland also serves as a member of the boards of directors of Check Technology Corporation and DataKey Corporation.

    Michael C. Child has served as a director of Fargo since November 1999. Mr. Child has been employed by TA Associates, Inc. a venture capital investment firm, or its predecessor, since July 1982 where he currently serves as a Managing Director. Mr. Child serves as a director of Finisar Corporation, Sonic Solutions, Manufacturing Technology Inc. and the Western Association of Venture Capitalists.

    Everett Cox has served as a director of Fargo since February 1998. Mr. Cox has been a General Partner with St. Paul Venture Capital since 1992. Prior to that, he spent nine years with Security Pacific Capital, a California based venture capital firm, as Senior Vice President. Previously, he held technical positions with McDonnell Douglas Corporation and Garrett AiResearch. Mr. Cox is currently a director of Domain Pharma, POMS Corporation, Consensus Health Care and Novalis Corporation.

    Elaine A. Pullen has served as a director of Fargo since April 1998. Ms. Pullen was a director and the Chief Executive Officer of Trident International, Inc. from April 1995 to February 1999 when Trident was acquired by ITW. She is currently Trident's President. From August 1994 to April 1995, she also served as President and Chief Operating Officer of Trident International. Prior to joining Trident International, Inc., Ms. Pullen served as a director of Linx Printing Technologies, PLC from September 1992 to August 1994, where she also served as Business Operations Director from February 1994 to August 1994 and as Engineering Director from September 1992 to February 1994. From 1991 to 1992, Ms. Pullen served as President of Linx USA, and as Vice President of Applied Research and Engineering of VideoJet Systems International, Inc. from 1988 to 1991.

    William H. Gibbs has served as a director of Fargo since April 1999 and also serves in a part time advisory role. Mr. Gibbs has been an independent consultant and investor since January 1998. From 1985 to 1998, Mr. Gibbs served as Chief Executive Officer and Chairman of the board of directors of DH Technology, Inc., a manufacturer of point of sale and bar code printers and smart card systems. From 1981 to 1985, Mr. Gibbs was President of Information Magnetics Inc., a disk drive head manufacturer. Prior to that Mr. Gibbs held various management positions at Datapoint Corporation and the General Electric Company. Mr. Gibbs is currently a director of Axiohm Transaction Solutions, Inc., Remec Inc., and Pro Strategic Solutions, Inc.

    Kent O. Lillemoe has been our Chief Financial Officer since March, 1998. From September 1996 to March 1998, Mr. Lillemoe was an independent financial advisor and consultant to several companies and was employed by Gentra Systems, Inc. as Chief Financial Officer from May 1997 through February 1998. From 1985 to 1996, Mr. Lillemoe served as the Vice President of Finance and Administration for CyberOptics Corporation.

    Gary A. Lenz has been our Vice President-Research and Development since December 1998. Prior to joining Fargo, Mr. Lenz was Vice President and Chief Technology officer of Fisher Rosemount Performance Technologies from 1997 to December 1998. Mr. Lenz served as a Vice President of Rosemount, Inc. from 1991 to 1997.

    I. Tony Haugen is our Vice President-Manufacturing and Operations, a position he has held since 1992. From 1979 to 1992, Mr. Haugen held various manufacturing management and engineering positions at Seagate Technology, a leading manufacturer of disc drives.

    Jeffrey D. Upin has served as our General Counsel since April 1995 and holds operational duties as Director of Supplies. Prior to joining Fargo, Mr. Upin served as Vice President of St. Paul Clothiers, a regional retail operation.

  Compliance with Section 16(a) of the Exchange Act.

    Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and all persons who beneficially own more than 10% of the outstanding shares of our common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock.

    Executive officers, directors and greater than 10% beneficial owners are also required to furnish us with copies of all Section 16(a) forms they file.

    To our knowledge, based upon a review of the copies of such reports furnished to us as of the date of this report and written representations by such persons, none of the directors, executive officers and beneficial owners of greater than 10% of our common stock failed to file on a timely basis the forms required by Section 16 of the Securities Exchange Act of 1934.

Item 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

	Annual Compensation				Long Term Compensation
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards(1)		All Other Compensation(2)
Gary R. Holland	1999	$271,876	$—	$15,090	$—		$—
President and Chief	1998	246,569	22,401	14,742	—	(3)	2,250,000
Executive Officer	1997	139,760	19,145	—			—
Kent Lillemoe	1999	140,000	—	1,000	—		—
Vice President—Finance	1998	104,183	—	—	—	(4)	—
and Chief Financial Officer
I. Tony Haugen	1999	168,000	6,150	1,000	—		—
Vice President—	1998	88,200	79,121	1,000	—	(5)	1,000,000
Manufacturing and Operations	1997	88,200	82,757	4,231	—		—
Gary A. Lenz	1999	150,000	—	1,000	—		—
Vice President—Research and Development	1998	10,000	—	—	—		—
Jeffrey D. Upin	1999	98,000	10,511	1,000	—		—
Vice President and General	1998	89,495	3,418	1,000	—		10,000
Counsel	1997	80,016	8,636	1,000	—		—

(1)
Each named executive officer who purchased shares of our restricted stock during 1998 paid for the stock by means of a promissory note. The price of the stock on the date of purchase was equal to the fair market value on the date of purchase as determined by our board of directors.

(2)
Represents a special one-time bonus paid in connection with our recapitalization in February 1998. Mr. Holland's bonus consisted of $1,750,000 in cash, 78,125 shares of common stock valued at $125,000 on the bonus date and 375 shares of redeemable preferred stock valued at $375,000 on the bonus date. These shares were not granted under our 1998 Stock Option and Grant Plan. The bonus amounts paid to Mr. Haugen and Mr. Upin were paid in cash.

(3)
In March 1998, Mr. Holland purchased 312,500 shares of restricted common stock for $500,000. As of February 18, 2000, 218,750 shares were vested. The remaining shares vest in quarterly increments and will be fully vested as of August 18, 2001.

(4)
In May 1998, Mr. Lillemoe purchased 62,500 shares of restricted common stock for $100,000. As of January 15, 2000, 27,344 shares were vested. The remaining shares vest in quarterly increments and will be fully vested as of April 15, 2002.

(5)
In May 1998, Mr. Haugen purchased 62,500 shares of restricted common stock for $100,000. As of February 15, 2000, 27,344 shares were vested. The remaining shares vest in quarterly increments and will be fully vested as of May 15, 2002.

Option Grants and Exercises

    The following table summarizes the value of in-the-money options held at December 31, 1999 by our Chief Executive Officer and each of the four other most highly compensated executive officers whose salary and bonus exceeded $100,000 in 1999. During the fiscal year ended December 31, 1999, we did not grant any additional options to, and no options were exercised by, any of the named executive officers.

Aggregated Option Exercises In
Last Fiscal Year and Fiscal Year-End Option Values

			Number of Securities Underlying Unexercised Options at December 31, 1999		Value of Unexercised In-the-Money Options at December 31, 1999(1)
Name	Shares Acquired on Exercise (#)	Value Realized ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Gary Holland	—	—	—	—	—	—
Kent O. Lillemoe	—	—	—	—	—	—
I. Tony Haugen	—	—	—	—	—	—
Gary A. Lenz	—	—	7,813	23,437	$104,694	$314,056
Jeffrey D. Upin	—	—	1,172	3,516	15,705	47,114

(1)
The value of unexercised in-the-money options is based on the difference between the fair market value of the shares of common stock underlying the options at December 31, 1999, and the exercise price of such options of $1.60 per share. For the purposes of this table, we have assumed that the fair market value of our common stock at December 31, 1999 was equal to the price of the common stock sold in our initial public offering completed in February 2000, which was $15.00. Options are in-the-money if the market price of the shares exceeds the option exercise price.

Agreements with Employees

    We have entered into an executive employment agreement with Gary R. Holland, our President and Chief Executive Officer. This agreement provides Mr. Holland with an annual base salary of at least $275,000 and an annual performance bonus based upon the achievement of certain financial thresholds. The employment agreement with Mr. Holland expires on February 18, 2000, although it will renew automatically every year unless either party decides not to renew the agreement and gives the other party at least 90 days advance notice of non-renewal. If we terminate Mr. Holland without cause or if he terminates his employment agreement for good reason before the expiration of his agreement, Mr. Holland will be entitled to receive base salary payments for one year after his termination and will be entitled to accrued bonus amounts. Under the agreement, good reason includes a material breach of the agreement on our part or a material change in the nature and scope of Mr. Holland's duties and responsibilities. The employment agreement prohibits Mr. Holland from competing with us, or soliciting our customers or employees, for a period of one year from the date of his termination of employment.

    We have confidentiality and non-competition agreements with all of our employees. The confidentiality obligations under these agreements continue indefinitely and the non-competition restrictions survive for a period of between six and eighteen months after termination of employment depending on the type of employee.

Change in Control Arrangements

    Under our Amended and Restated 1998 Stock Option and Grant Plan, if a "change in control" of Fargo occurs, then, unless otherwise approved by our board of directors or a committee thereof:

  •
  fifty percent of stock options and other awards granted under the plan that are unvested as of the effective date of such transaction will become fully vested as of such effective date;

  •
  the option plan and all outstanding options and other awards will terminate; and

  •
  in the event of such termination, each optionee will be permitted to exercise, for a period of at least 15 days prior to the date of such transaction, all outstanding options and other awards held by the optionee that are then exercisable or become exercisable upon the effectiveness of the transaction.

    For purposes of the plan, a change in control of Fargo will be deemed to have occurred, among other things, upon:

  •
  the sale or transfer of all or substantially all of our assets; or

  •
  a merger or consolidation of Fargo with or into another corporation whereby less than a majority of the outstanding voting power of the surviving or consolidated corporation is held by our original stockholders immediately prior to such event; or

  •
  any purchase by a party or group of affiliated parties of shares of capital stock, the effect of which is that such party that did not beneficially own a majority of the voting power of the outstanding shares of capital stock of Fargo immediately prior to such purchase beneficially owns at least a majority of such voting power immediately after such purchase.

Board of Directors Compensation

    Non-employee directors currently receive a $5,000 annual retainer fee, $1,000 for each regular meeting of the board of directors, $500 for each committee meeting and $250 for each meeting by teleconference. Non-employee directors also receive an initial option to purchase 5,000 shares that vests one year from the date of grant and additional annual option grants thereafter of 4,000 shares vesting ratably over four years. In addition, directors are reimbursed for travel expenses for attending meetings of the board and any board or advisory committees.

Compensation Committee Report on Executive Compensation

    Our executive compensation policies are recommended and administered by the Compensation Committee of the Board of Directors. The Compensation Committee is currently composed of two independent, outside directors.

    The principal objective of our compensation policy is to increase stockholder value by providing an incentive to officers and employees to maximize our performance. Generally, we have set the salaries of our executive officers at industry averages and provided for variable compensation through stock options and cash bonuses. The form of compensation provided to members of our management varies based on their position and their ability to influence performance.

    The Compensation Committee has discretion to set executive compensation at levels warranted by external, internal and individual circumstances. The Committee has solicited through Mr. Holland, and reviewed annually, compensation surveys for officer positions in the electronics industry. Although such data provides a base for comparison, it is not necessarily used as the basis for the compensation actually awarded.

    Executive Officer Compensation Program.  Our executive officer compensation program can be separated into several elements: base salary, annual cash incentive compensation, long-term incentive compensation in the form of stock options, and various benefits, including medical and retirement savings plans generally available to employees.

    Base Salary.  Our policy is to set the base salaries of its executives at the industry average. Mr. Holland's base salary during 1999 was set at $275,000 by his employment contract dated February 18, 1998 and approved by the Committee at the beginning of the fiscal year, which the Committee believes is consistent for Chief Executives with similar experience for similarly sized companies. Such salary represented a $25,000 increase over Mr. Holland's base salary for 1998.

    Cash Incentive Compensation.  The Compensation Committee establishes an executive bonus plan annually. The bonus plan assigns to each executive, based upon the Committee's determination of the size of bonus appropriate for the position held by the executive, a base dollar amount bonus objective. For 1999, the Committee then created a matrix of multipliers for such base bonus objective as a function of increases in net income before interest and incomes taxes ("NIBIT") and revenue. For any given increases in NIBIT after a threshold increase in revenue, the matrix will dictate a multiplier that is applied to the base dollar amount bonus objective to determine the bonus awarded.

    Mr. Holland earned a cash bonus of $5,000 for 1999 that was paid in 2000. The bonus reflects a $50,000 base dollar amount objective for Mr. Holland and a multiplier of 0.10. The relatively small multiplier, and bonus, reflects lower NIBIT as a result of higher research and development expenses and lower gross margins.

    Stock Incentive Compensation.  We provide long-term incentive to our executive officers primarily through our Amended and Restated 1998 Stock Option and Grant Plan. Under the Option Plan, the Compensation Committee awards stock options to executive officers based on the number of options and shares currently held by the executive and also on performance factors similar to those used to determine salaries and annual cash incentives. The Compensation Committee has not fixed, or predetermined, the amount of shares to be available for options grants in any year. The Committee has, however, reviewed industry statistics regarding the appropriate size of the option plan in terms of outstanding shares and the appropriate size of grants to executive officers and to employees as a whole.

    Stock options are granted to encourage an executive to seek the same objectives as shareholders, to retain executives through vesting and to lower the overall cash cost of compensation. Our options generally vest over a period of four years and expire after seven years. Options are generally granted with an exercise price equal to fair market value on the date of grant.

    Because a larger initial grant was provided to Mr. Holland and the other executive officers in 1998, the executive officers did not receive any options in 1999. Options granted during 1998 to other executives were principally to provide incentive to recruit and retain them after the company was recapitalized. Reference to industry statistics on the appropriate size of the stock-base incentive was made at that time.

    Benefits.  We provide medical and retirement savings benefits to executive officers on terms generally available to employees. No executive officer received perquisites in excess of 10% of salary during 1999.

    Summary.  The Compensation Committee believes that the compensation program for executive officers during the 1998 year achieved the principal objectives for which is was designed.

    Section 162(m).  Section 162(m) of the Internal Revenue Code of 1986 limits our ability to deduct certain compensation in excess of $1 million paid to our chief executive officer and each of our four other most highly compensated executives. In 1999, we did not pay "compensation" within the meaning of Section 162(m) in excess of $1 million to our executive officers, and we do not believe that we will do so in the near future. As a result, we have not established a policy for qualifying compensation paid to our executive officers for deductibility under Section 162(m), but will formulate such a policy if compensation levels ever approach $1 million.

Compensation Committee
Michael C. Child Elaine A. Pullen

Comparative Stock Performance

    Fargo's common stock began trading on the Nasdaq National Market in February 2000. Accordingly, this report does not include a graph comparing the yearly percentage change in the cumulative total shareholder return on our common stock with other indices.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The following table sets forth information regarding beneficial ownership of our common stock as of March 16, 2000 for (a) each stockholder who is known by us to own beneficially more than 5% of the outstanding common stock; (b) each of our directors; (c) each executive officer named in the Summary Compensation Table; and (d) all our directors and executive officers as a group.

	Shares of Common Stock Beneficially Owned(1)
Name of Beneficial Owner	Amount	Percent of Class
TA Associates Group(1)	3,125,000	26.6%
St. Paul Venture Capital, Inc.(2)	1,562,500	13.3%
Robert P. Cummins(3)	1,117,187	9.5%
Gary R. Holland(4)	453,125	3.9%
Kent O. Lillemoe(5)	62,500	*
I. Tony Haugen(6)	62,500	*
Jeffrey D. Upin	—	*
Michael C. Child(7)	3,125,000	26.6%
Everett Cox(8)	1,562,500	13.3%
William H. Gibbs(9)	125,000	*
Elaine A. Pullen(10)	3,125	*
All directors and executive officers as a group (7 persons)(11)	5,393,750	45.6%

*
Less than 1%.
(1)
These shares are held of record by Fargo Electronics Holdings, LLC, and pursuant to a Limited Liability Company Agreement among the members of Fargo Electronics Holdings, LLC such shares may be deemed to be beneficially owned as follows: (i) 2,304,687 shares by TA/Advent VIII L.P., (ii) 727,345 shares by Advent Atlantic and Pacific III L.P., (iii) 46,875 shares by TA Executives Fund LLC, and (iv) 46,093 shares by TA Investors LLC. TA/Advent VIII L.P., Advent Atlantic and Pacific III L.P., TA Executives Fund LLC and TA Investors LLC are part of an affiliated group of investment partnerships and limited liability companies referred to, collectively, as the TA Associates Group. The general partner of TA/Advent VIII, L.P. is TA Associates VIII LLC. The general partner of Advent Atlantic and Pacific III L.P. is TA Associates AAP III Partners L.P. TA Associates, Inc. is the manager and general partner of each of TA Associates VIII LLC and TA Associates AAP III Partners L.P. TA Associates, Inc. is also the manager of each of TA Executives Fund LLC and TA Investors LLC. In such capacity, TA Associates, Inc. exercises sole voting and investment power with respect to all of the shares deemed to be beneficially owned by the named investment partnerships and limited liability companies. With the exception of those shares held by TA Investors LLC, individually, no stockholder, director or officer of TA Associates, Inc. is deemed to have or share such voting or investment power. Principals and employees of TA Associates, Inc. (including Mr. Child, a director of Fargo) comprise the general partners of TA Investors LLC. In such capacity, Mr. Child may be deemed to share voting and investment power with respect to the 46,093 shares that may be deemed beneficially owned by TA Investors LLC. Mr. Child disclaims beneficial ownership of all shares, except as to 1,349 shares held by TA Investors LLC, in which he holds a pecuniary interest. The address of the TA Associates Group is High Street Tower, Suite 2500, 125 High Street, Boston, Massachusetts 02110-2720.
(2)
These shares are held of record by Fargo Electronics Holdings, LLC and, pursuant to a Limited Liability Company Agreement among the members of Fargo Electronics Holdings, LLC, may be deemed to be beneficially owned as follows: 1,519,530 by St. Paul Venture Capital IV LLC and 42,970 shares by St. Paul Venture Capital Affiliates Fund I LLC. St. Paul Venture Capital, Inc. exercises sole voting and investment power with respect to these shares. St. Paul Venture Capital, Inc. is an affiliate of St. Paul Fire and Marine Insurance Co. and the manager of St. Paul Venture Capital IV, LLC and St. Paul Venture Capital Affiliates Fund I, LLC. St. Paul Fire and Marine Insurance Co. owns 99% of the membership interests in St. Paul Venture Capital IV, LLC. Everett Cox, a director of Fargo Electronics, Inc., is an executive officer and stockholder of St. Paul Venture Capital, Inc. Mr. Cox disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest therein. The address of St. Paul Venture Capital, Inc. is 10400 Viking Drive, Suite 550, Eden Prairie, Minnesota 55344.
(3)
Includes 187,500 shares held By Norwest Bank, N.A. as Trustee for the Robert P. Cummins Irrevocable Credit Trust. Mr. Cummins' address is Two Carlson Parkway, Plymouth, Minnesota 55447-4446.
(4)
Represents 312,500 shares of restricted stock purchased by Mr. Holland under our 1998 Stock Option and Grant Plan and 78,125 shares granted to Mr. Holland as a stock bonus.
(5)
Represents 62,500 shares of restricted stock purchased by Mr. Lillemoe under our 1998 Stock Option and Grant Plan.
(6)
Represents 62,500 shares of restricted stock purchased by Mr. Haugen under our 1998 Stock Option and Grant Plan.

(7)
Mr. Child disclaims beneficial ownership of all shares held by affiliates of TA Associates, Inc., of which Mr. Child is a Managing Director, except to the extent of 1,349 shares in which he has a pecuniary interest through TA Investors LLC.

(8)
Includes 1,562,500 shares beneficially owned by St. Paul Venture Capital, Inc. or its affiliated entities, as to which Mr. Cox disclaims beneficial ownership.

(9)
Includes 78,125 shares of restricted stock purchased by Mr. Gibbs under our 1998 Stock Option and Grant Plan. Also includes 46,875 shares issuable upon the exercise of currently exercisable options.

(10)
Represents 3,125 shares issuable upon the exercise of currently exercisable options.

(11)
The amount beneficially owned by all current directors and executive officers as a group includes (i) 3,125,000 beneficially owned by TA Associates Group as to which Mr. Child may be deemed to have voting and investment power, (ii) 1,562,500 shares beneficially owned by St. Paul Venture Capital, Inc. as to which Mr. Cox may be deemed to have voting and investment power, (iii) 3,125 shares issuable under currently exercisable options and (iv) 46,875 shares issuable under options that will become exercisable upon the closing of this offering.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Reincorporation

    Immediately prior to the closing of our initial public offering in February 2000, we reincorporated from a Minnesota corporation to a Delaware corporation and our existing stockholders exchanged their shares of common stock and preferred stock of the Minnesota corporation for an equal number of shares of common stock and preferred stock of the Delaware corporation having equal rights and preferences. In connection with the closing of our initial public offering, all shares of convertible preferred stock were automatically converted into a total of 5,000,000 shares of common stock and all shares of redeemable preferred stock were redeemed.

Conversion and Redemption of Preferred Stock

    Upon the closing of our initial public offering in February 2000, all 8,000 issued and outstanding shares of our Series B convertible preferred stock were converted into shares of common stock at a rate of 625 shares of common stock for each share of convertible preferred stock. A total of 5,000,000 shares of common stock were issued to holders of Series B convertible preferred stock as a result of this conversion. In addition, upon the closing of our initial public offering, all 30,000 issued and outstanding shares of our Series B redeemable preferred stock were redeemed at a rate of $1,000 plus accrued dividends of approximately $169.45 for each share of redeemable preferred stock. Approximately $35.1 million from the proceeds of the offering were used to redeem this stock. Eighty percent of these proceeds, or approximately $28.1 million, were paid to Fargo Electronics Holdings, LLC, an entity that is 62.5% owned by entities affiliated with TA Associates, Inc. and 31.25% owned by entities affiliated with St. Paul Venture Capital, Inc., both of which have representation on our board of directors. Gary R. Holland, our chief executive officer and a director of Fargo, directly owned 375 shares of our redeemable preferred stock and indirectly owned 300 shares of our redeemable preferred stock through his ownership interest in Fargo Electronics Holdings, LLC. Shares directly or indirectly owned by Mr. Holland were redeemed for approximately $789,000. Robert P. Cummins, our founder, owned 5,362.5 shares of our redeemable preferred stock which were redeemed for approximately $6.3 million. The conversion ratio of the convertible preferred stock and the redemption price of the redeemable preferred stock were determined in arms-length negotiations with investors in connection with our recapitalization in February 1998.

Five-for-Eight Reverse Stock Split

    Effective November 11, 1999, our board of directors declared a five-for-eight reverse stock split of our common stock. As a result of this reverse stock split, each eight shares of common stock outstanding immediately before the split were converted into five shares of common stock immediately after the split. The purpose of the reverse stock split was to decrease the total number of common shares outstanding and effect a corresponding increase in value of each share in order to achieve a per share valuation desirable for our initial public offering.

Stockholders' Agreement

    Pursuant to a Stockholders' Agreement entered into in connection with our recapitalization in February 1998, certain holders of common stock and preferred stock have registration rights with respect to their shares of common stock, including common stock issued upon conversion of their preferred stock.

Agreements with Affiliates

    Fargo had an agreement with Primera Technology, Inc. entered into in connection with the our recapitalization in February 1998 that required us to pay approximately $27,000 per month through February 2001. Primera is solely owned by Robert P. Cummins, who beneficially owns more than 5% of our common stock. This agreement did not require any specific performance by Primera or Mr. Cummins. Payments under the agreement were to reimburse Mr. Cummins for personal income tax expense incurred as a result of the recapitalization transaction structure. We paid approximately $317,000 under this agreement during 1999. Following the closing of our initial public offering, we exercised our option to terminate this agreement and paid Primera a lump sum fee for early termination equal to 50% of the total amounts remaining, which was approximately $159,000. In the aggregate, we have paid Primera approximately $793,000 under this agreement, and we have no further obligation to pay Primera under this agreement.

    On May 28, 1999, we granted William H. Gibbs a non-statutory stock option to purchase 46,875 shares of our common stock at an exercise price of $6.40 per share. We also awarded Mr. Gibbs 78,125 shares of restricted stock in exchange for a promissory note in the amount of $125,000 which is secured by a pledge of the 78,125 shares of stock. All of these options and restricted shares became immediately vested upon the closing of our initial public offering in February 2000. In addition, we have committed to pay Mr. Gibbs a monthly consulting fee of $8,333 through March 2000. Mr. Gibbs consults with us in the areas of product development, distribution, cost containment and general management issues and is required to provide a minimum of one week per month.

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) List of documents filed as part of this report:

  (1)
  Financial Statements:

      The following financial statements are included in this report on the pages indicated:

Page(s)
Reports of Independent Accountants	F-1 to F-2
Balance Sheets at December 31, 1999 and 1998	F-3
Statements of Operations for the years ended December 31, 1999, 1998 and 1997	F-4 to F-5
Statement of Changes in Stockholders' Equity (Deficiency) for the years ended December 31, 1999, 1998 and 1997	F-6
Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997	F-7 to F-8
Notes to Financial Statements	F-9 to F-22
  (2)
  Financial Statement Schedules:

      The following financial statement schedules are included herein and should be read in conjunction with the financial statements referred to above:

    Report of Independent Accountants on Financial Statement Schedule

    Financial Statement Schedule II—Valuation and Qualifying Accounts

      All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

  (3)
  Exhibits

      The exhibits to this Annual Report on Form 10-K are listed in the Exhibit Index contained on pages E-1 through E-3 of this report.

      We will furnish a copy of any exhibit to a stockholder who requests a copy in writing. We reserve the right to charge a reasonable fee to cover our costs. Requests should be sent to: Kent O. Lillemoe, Chief Financial Officer, Fargo Electronics, Inc, 6533 Flying Cloud Drive, Eden Prairie, MN 55344.

      The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c):

    A.
    Amended and Restated 1998 Stock Option and Grant Plan (incorporated by reference to Exhibit 10.2 to Fargo's Registration Statement on Form S-1 (File No. 333-90937)).

    B.
    Form of Restricted Stock Agreement under the Amended and Restated 1998 Stock Option and Grant Plan (incorporated by reference to Exhibit 10.3 to Fargo's Registration Statement on Form S-1 (File No. 333-90937)).

    C.
    Form of Incentive Stock Option Agreement under the Amended and Restated 1998 Stock Option and Grant Plan (incorporated by reference to Exhibit 10.5 to Fargo's Registration Statement on Form S-1 (File No. 333-90937)).

    D.
    Form of Non-qualified Stock Option Agreement under the Amended and Restated 1998 Stock Option and Grant Plan (incorporated by reference to Exhibit 10.4 to Fargo's Registration Statement on Form S-1 (File No. 333-90937)).

    E.
    Form of Indemnification Agreement for directors and executive officers of Fargo (incorporated by reference to Exhibit 10.9 to Fargo's Registration Statement on Form S-1 (File No. 333-90937)).

(b) Reports on Form 8-K:

    None.

(c) Exhibits:

    The response to this portion of Item 14 is included as a separate section of this Annual Report on Form 10-K.

(d) Financial Statement Schedules:

    See Item 14, section (a) 2 above for the financial statement schedules filed herewith.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FARGO ELECTRONICS, INC.

By	/s/ GARY R. HOLLAND Gary R. Holland President and Chief Executive Officer	By	/s/ KENT O. LILLEMOE Kent O. Lillemoe Chief Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 23, 2000 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

/s/ GARY R. HOLLAND Gary R. Holland	Director, President and Chief Executive Officer (Principal Executive Officer)
/s/ KENT O. LILLEMOE Kent O. Lillemoe	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
/s/ MICHAEL C. CHILD Michael C. Child	Director
/s/ EVERETT V. COX Everett V. Cox	Director
/s/ WILLIAM H. GIBBS William H. Gibbs	Director
/s/ ELAINE A. PULLEN Elaine A. Pullen	Director

Fargo Electronics, Inc.

Index to Financial Statements

Page(s)
Reports of Independent Accountants	F-1-F-2
Balance Sheets	F-3
Statements of Operations	F-4-F-5
Statement of Changes in Stockholders' Equity (Deficiency)	F-6
Statements of Cash Flows	F-7-F-8
Notes to Financial Statements	F-9-F-22

Report of Independent Accountants

To the Stockholders and Board of Directors of
Fargo Electronics, Inc.:

In our opinion, the accompanying balance sheets and the related statements of operations, changes in stockholders' equity (deficiency) and cash flows present fairly, in all material respects, the financial position of Fargo Electronics, Inc. (the Company) at December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                      /s/ PRICEWATERHOUSECOOPERS LLP

Minneapolis, Minnesota
February 16, 2000

Report of Independent Public Accountants

To Fargo Electronics, Incorporated:

    We have audited the accompanying balance sheet of Fargo Electronics, Incorporated (a Minnesota corporation) as of December 31, 1997, and the related statements of operations, stockholder's equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fargo Electronics, Incorporated as of December 31, 1997, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

    Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule of Valuation and Qualifying Accounts (Schedule II, as listed in Item 14(a)(2) of this Form 10-K) is presented for purposes of complying with the Securities and Exchange Commission rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                      /S/ ARTHUR ANDERSEN LLP

Minneapolis, Minnesota,
March 19, 1998

Fargo Electronics, Inc.

Balance Sheets

At December 31, 1999 and 1998

	1999	1998	Pro Forma 1999
			(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,508,603	$1,103,052	$1,508,603
Accounts receivable, net	5,538,137	4,775,204	5,538,137
Inventories	6,577,586	4,291,469	6,577,586
Prepaid expenses	364,071	242,172	364,071
Deferred income taxes	2,789,000	2,612,000	2,789,000

Total current assets	16,777,397	13,023,897	16,777,397

Equipment and leasehold improvements, net	2,006,433	1,227,784	2,006,433
Other assets:
Deferred income taxes	29,169,000	31,519,000	29,169,000
Deferred financing costs, net	656,097	761,754	330,724
Other, primarily deferred offering costs in 1999	485,024	95,573	34,322

Total assets	$49,093,951	$46,628,008	$48,317,876

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
Current portion of notes payable, bank	$5,000,000	$5,000,000	$4,500,000
Accounts payable	2,382,227	630,405	2,382,227
Accrued liabilities	1,827,057	2,209,443	1,620,685

Total current liabilities	9,209,284	7,839,848	8,502,912

Notes payable, bank, less current portion	45,100,000	48,500,000	21,462,000
Note payable, stockholder	10,000,000	10,000,000
Series B, 8% redeemable preferred stock including accrued dividends, $.01 par value; 30,000 shares authorized, 30,000 shares issued and outstanding	34,733,000	32,113,000
Convertible participating preferred stock, $.01 par value; 10,000 shares authorized, 8,000 shares issued and outstanding	75,000,000	8,000,000
Commitments
Stockholders' equity (deficiency):
Common stock, $.01 par value; 12,500,000 shares authorized, 1,765,625 and 1,687,500 shares issued and outstanding at December 31, 1999 and 1998, respectively (11,765,625 shares issued and outstanding at December 31, 1999 on a pro forma basis—unaudited)	17,656	16,875	117,656
Additional paid-in capital	1,781,844	1,545,625	145,308,514
Accumulated deficit	(125,822,833)	(60,687,340)	(126,148,206)
Deferred compensation	(100,000)		(100,000)
Stock subscription receivable	(825,000)	(700,000)	(825,000)

Total stockholders' equity (deficiency)	(124,948,333)	(59,824,840)	18,352,964

Total liabilities and stockholders' equity (deficiency)	$49,093,951	$46,628,008	$48,317,876

The accompanying notes are an integral part of the financial statements.

Fargo Electronics, Inc.

Statements of Operations

For the years ended December 31, 1999, 1998 and 1997

	1999	1998	1997
Net sales	$54,906,997	$47,647,263	$55,139,583
Cost of sales	28,927,957	23,195,068	27,938,362

Gross profit	25,979,040	24,452,195	27,201,221

Operating expenses:
Research and development	4,010,804	1,586,168	1,844,714
Selling, general and administrative	9,324,890	8,306,993	10,455,891
Recapitalization costs		8,385,942

Total operating expenses	13,335,694	18,279,103	12,300,605

Operating income	12,643,346	6,173,092	14,900,616

Other income (expense):
Interest expense	(5,955,504)	(5,297,985)
Interest income	102,223	108,339	183,562
Other, net	269,442	(272,797)	(877,710)

Total other expense	(5,583,839)	(5,462,443)	(694,148)

Income before provision for income taxes	7,059,507	710,649	14,206,468
Provision for income taxes	2,575,000	2,800,000

Net income (loss)	4,484,507	(2,089,351)	14,206,468
Accrued dividends on Series B, 8% redeemable preferred stock	(2,620,000)	(2,113,000)
Accretion of convertible participating preferred stock	(67,000,000)

Net income (loss) available to common stockholders	$(65,135,493)	$(4,202,351)	$14,206,468

Net income (loss) per common share:
Basic	$(37.56)	$(.98)	$.66
Diluted	(37.56)	(.98)	.66
Weighted average common shares outstanding:
Basic	1,734,161	4,307,366	21,561,250
Diluted	1,734,161	4,307,366	21,561,250

The accompanying notes are an integral part of the financial statements.

Fargo Electronics, Inc.

Statements of Operations

For the years ended December 31, 1999, 1998 and 1997

	1999	1998	1997
Pro forma income tax data (unaudited):
Pro forma provision for income taxes		$255,834
Pro forma loss available to common stockholders		(1,658,185)
Net income (loss) per common share:
Basic and diluted		$(.39)
Weighted average common shares outstanding:
Basic and diluted		4,307,366
Pro forma net income (loss) per common share (unaudited):
Basic	$(9.67)	$(.49)
Diluted	(9.67)	(.49)
Weighted average common shares outstanding (unaudited):
Basic	6,734,161	8,636,134
Diluted	6,734,161	8,636,134

The accompanying notes are an integral part of the financial statements.

Fargo Electronics, Inc.

Statement of Changes in Stockholders' Equity (Deficiency)

	Common Stock
				Retained Earnings (Accumulated Deficit)			Total Stockholders' Equity (Deficiency)
	Number of Shares	Par Value	Additional Paid-in Capital		Deferred Compensation	Stock Subscription Receivable
Balance, January 1, 1997	21,561,250	$215,613		$12,226,672			$12,442,285
Net income				14,206,468			14,206,468
Cash dividends				(15,214,350)			(15,214,350)

Balance, December 31, 1997	21,561,250	215,613		11,218,790			11,434,403
Redemption of stock and distribution to founder	(19,918,519)	(199,185)		(96,800,815)			(97,000,000)
Exchange of common stock	(392,731)	(3,928)		(5,996,072)			(6,000,000)
Agreement with founder				(687,000)			(687,000)
Cash dividend declared and paid to founder				(1,673,000)			(1,673,000)
Cash contribution from founder				2,700,000			2,700,000
Distribution of PTI assets				(1,182,892)			(1,182,892)
Stock bonus to employees			$850,000				850,000
Deferred income taxes recorded as part of the recapitalization				35,936,000			35,936,000
Restrictive stock grants	437,500	4,375	695,625			$(700,000)
Accrued dividends on Series B, 8% redeemable preferred stock				(2,113,000)			(2,113,000)
Net loss				(2,089,351)			(2,089,351)

Balance, December 31, 1998	1,687,500	16,875	1,545,625	(60,687,340)		(700,000)	(59,824,840)
Restrictive stock grants	78,125	781	124,219			(125,000)
Deferred compensation			112,000		$(112,000)
Amortization of deferred compensation					12,000		12,000
Accrued dividends on Series B, 8% redeemable preferred stock				(2,620,000)			(2,620,000)
Accretion of convertible participating preferred stock				(67,000,000)			(67,000,000)
Net income				4,484,507			4,484,507

Balance, December 31, 1999	1,765,625	$17,656	$1,781,844	$(125,822,833)	$(100,000)	$(825,000)	$(124,948,333)

The accompanying notes are an integral part of the financial statements.

Fargo Electronics, Inc.

Statements of Cash Flows

For the years ended December 31, 1999, 1998 and 1997

	1999	1998	1997
Cash flows from operating activities:
Net income (loss)	$4,484,507	$(2,089,351)	$14,206,468
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,076,323	763,715	676,221
Gain on sale of equipment	(7,492)	(20,220)
Deferred income taxes	2,173,000	1,805,000
Deferred compensation	12,000
Stock bonus to employees		850,000
Changes in operating items exclusive of assets and liabilities distributed:
Accounts receivable	(762,933)	(2,235,926)	(444,404)
Inventories	(2,286,117)	(483,969)	1,545,443
Prepaid expenses	(121,899)	(132,012)	217,194
Accounts payable	1,751,822	(360,497)	(1,266,734)
Accrued liabilities	(382,386)	817,762	(265,422)

Net cash provided by (used in) operating activities	5,936,825	(1,085,498)	14,668,766

Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(1,610,576)	(915,934)	(514,417)
Proceeds from sale of equipment	9,950	43,000
Other	53,079	(46,655)	(105,346)

Net cash used in investing activities	(1,547,547)	(919,589)	(619,763)

Cash flows from financing activities:
Cash dividends		(1,673,000)	(15,214,350)
Contribution from stockholder		2,700,000
Proceeds from notes payable, bank		55,000,000
Proceeds from revolving credit loan		5,000,000
Payments on notes payable, bank	(3,400,000)	(1,500,000)
Payments on revolving credit loan		(5,000,000)
Payments of deferred financing costs	(133,025)	(973,532)
Payments of deferred offering costs	(450,702)
Issuance of preferred stock		32,000,000
Repurchase of common stock		(87,000,000)

Net cash used in financing activities	(3,983,727)	(1,446,532)	(15,214,350)

Net increase (decrease) in cash and cash equivalents	405,551	(3,451,619)	(1,165,347)
Cash and cash equivalents, beginning of period	1,103,052	4,554,671	5,720,018

Cash and cash equivalents, end of period	$1,508,603	$1,103,052	$4,554,671

The accompanying notes are an integral part of the financial statements.

Fargo Electronics, Inc.

Statements of Cash Flows

For the years ended December 31, 1999, 1998 and 1997

	1999	1998	1997
Cash paid during the period for:
Interest	$5,616,700	$4,576,700
Income taxes	525,000	1,086,500
Noncash transactions:
Restrictive stock grants	$125,000	$700,000
Deferred tax asset related to step-up in basis		35,936,000
Stockholder agreement		687,000
Distribution of net assets to stockholder		1,183,000
Note payable, stockholder, issued in exchange for common stock		10,000,000
Accrued dividends on Series B, 8% redeemable preferred stock	2,620,000	2,113,000
Issuance of preferred stock in exchange for common stock		6,000,000
Accretion of convertible participating preferred stock	67,000,000

The accompanying notes are an integral part of the financial statements.

Fargo Electronics, Inc.

Notes to Financial Statements

1. Nature of Business and Basis of Presentation

  Nature of Business

    Fargo Electronics, Inc. (Fargo or the Company) designs, manufactures, sells and supports a broad line of printers and supplies for plastic card personalization and data encoding.

  Pro Forma Balance Sheet Data (Unaudited)

    Effective February 10, 2000, the Company completed an initial public offering (IPO) of its common stock. As a result of the IPO, each share of the convertible participating preferred stock automatically converted into 625 shares of common stock. The unaudited pro forma balance sheet reflects the subsequent conversion of the convertible participating preferred shares into common stock at a 625 for 1 conversion ratio as if such conversion occurred at December 31, 1999. It also reflects the repayment of the redeemable preferred stock, the note payable, stockholder, and a portion of the notes payable, bank.

  Pro Forma Income Tax Data (Unaudited)

    Concurrent with the Recapitalization (Note 2), on February 18, 1998, the Company's status as an S Corporation was terminated, and the Company was subject to federal and state income taxes. Accordingly, for informational purposes, the accompanying Statement of Operations for the year ended December 31, 1998, includes a pro forma adjustment for the income taxes which would have been recorded if the Company had been a C Corporation for the entire period based on the tax laws in effect during the period.

  Stock Split

    In March 1998, the Company's Board of Directors approved a 1,000 for 1 stock split in the form of a 999 share dividend for each share owned. On November 11, 1999, the Company's Board of Directors approved a five for eight reverse stock split. All per share and number of share data have been retroactively restated to reflect the stock splits.

2. Recapitalization

    On February 18, 1998, the Company completed a recapitalization (the Recapitalization) pursuant to which Fargo Electronics Holdings, Inc. (FEHI) acquired an 80 percent interest in Fargo. In connection with the Recapitalization, the Company received $32,000,000 in equity financing from FEHI, consisting of $24,000,000 of Series B 8% redeemable preferred stock and $8,000,000 of convertible participating preferred stock, and incurred indebtedness of $70,000,000. The outstanding shares of common stock of Fargo held by its founder and sole stockholder totaling 19,918,519 shares were redeemed for $4.87 per share with $87,000,000 in cash and a $10,000,000 note payable. The founder then exchanged his remaining 1,642,731 shares of the Company's common stock for 1,250,000 shares of the Company's common stock and 6,000 shares of the Company's Series B 8% redeemable preferred stock. The stockholder retained a 20 percent interest in Fargo.

    The transaction was accounted for as a leveraged recapitalization such that the Company's assets and liabilities remained at their historical bases for financial reporting purposes. For income tax purposes, the transaction was treated as a taxable business combination such that the financial statements reflected a "step-up" in tax basis (Note 9).

    The effects of the Recapitalization on the Statement of Changes in Stockholders' Equity (Deficiency) are summarized as follows:

Redemption and distribution to founder paid in cash	$(87,000,000)
Redemption and distribution to founder in exchange for a note payable	(10,000,000)
Issuance of preferred stock in exchange for common stock	(6,000,000)
Agreement with founder	(687,000)
Dividend declared and paid to founder	(1,673,000)
Cash contribution from founder	2,700,000
Distribution of PTI assets	(1,183,000)
Stock bonus to employees	850,000
Deferred income taxes	35,936,000

$(67,057,000)

    Non-recurring expenses of $8,385,942 were incurred by the Company, in the form of cash bonuses to employees ($6,981,653), stock bonuses to employees ($850,000) and professional fees ($554,289), immediately prior to the Recapitalization. The stock bonuses to employees, in the preceding sentence and the table above, were recorded based on the transfer to employees by the founder of 132,812.5 shares of common stock at the fair market value of $1.60 per share and 637.5 shares of redeemable preferred stock at the fair market value of $1,000 per share. The bonuses paid to employees were for efforts specifically related to the recapitalization and accordingly were recorded as part of the recapitalization costs.

    Immediately prior to the recapitalization, certain assets and product lines manufactured by the Company were distributed to Primera Technology, Inc. (PTI), a corporation solely owned by the Company's founder. Net assets distributed had a net book value of approximately $1,183,000. From January 1, 1998, to February 18, 1998, the product lines distributed represented approximately $670,000 in net sales and $180,000 in gross profit. In 1997, these product lines represented approximately $6,500,000 of net sales and $1,400,000 of gross profit.

    Subsequent to the Recapitalization, Fargo has focused its business strategy on the design, manufacture and sales of printers and supplies for plastic card personalization and data encoding. Product lines that are not related to the Company's current strategy are in the process of being discontinued. Net sales related to these product lines for the years ended December 31, 1999, 1998 and 1997, were approximately $1,400,000, $4,100,000 and $10,000,000, respectively.

3. Summary of Significant Accounting Policies

  Cash and Cash Equivalents

    All highly liquid investments with original maturities of three months or less are considered cash equivalents. Substantially all of the Company's cash and cash equivalents are held by one financial institution.

  Inventories

    Inventories, which consist primarily of raw materials, are stated at the lower of cost or market, with cost being determined by the first-in, first-out (FIFO) method.

  Equipment and Leasehold Improvements

    Equipment and leasehold improvements are stated at cost. Depreciation is recorded over the estimated useful lives of the assets (three to five years) using accelerated methods. Leasehold improvements are amortized over the terms of the related leases.

    Major renewals or betterments are capitalized, while repair and maintenance expenditures are charged to operations as incurred. The cost and accumulated depreciation or amortization of equipment and leasehold improvements disposed of or sold are eliminated from their respective accounts, and the resulting gain or loss is recorded in operations.

  Valuation of Long-Lived Assets

    The Company periodically analyzes its long-lived assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operating cash flows on a basis consistent with generally accepted accounting principles.

  Revenue Recognition

    Revenue is recognized at the time of shipment. The Company provides for estimated warranty costs in the period revenue is recognized. Certain of the Company's customer arrangements include stock balancing and return provisions. The Company provides an allowance for estimated returns when revenue is recognized.

  Research and Development

    Research and development costs are charged to expense as incurred.

  Deferred Financing Costs

    Deferred financing costs are being amortized to interest expense over the term of the related debt using the effective interest rate method.

  Income Taxes

    Prior to the Recapitalization, the Company had elected S Corporation status under the applicable sections of the Internal Revenue Code (IRC) and relevant state income tax regulations, whereby income of the Company was included in the income tax returns of its founder and sole stockholder. Accordingly, the financial statements for the periods prior to the Recapitalization do not reflect the income tax effects of the Company's operations. Effective February 18, 1998, the Company elected to be taxed as a C Corporation under the provisions of the IRC.

    For the periods subsequent to February 18, 1998, deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and tax rates in effect for the periods in which the differences are expected to reverse. The tax effects of the temporary differences which resulted from the "step-up" in tax basis (Notes 2 and 9) have been reflected in stockholders' equity (deficiency) at February 18, 1998. The provision for income taxes is the tax payable for the period plus the change during the period in deferred income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

  Fair Value of Financial Instruments

    The Company considers that the carrying amount of financial instruments, including accounts receivable accounts payable, accrued liabilities and notes payable, approximates fair value. Interest on notes payable is payable at rates which approximate fair value.

  Derivative Financial Instruments

    Derivative financial instruments are used by the Company principally in the management of its interest rate exposure.

    Amounts to be paid or received under interest rate swap agreements are accrued as interest rates change and are recognized over the life of the swap agreements as an adjustment to interest expense. The fair value of swap agreements is not recognized in the financial statements, since they are accounted for as hedges. Written options associated with interest rate swap agreements are recognized in the financial statements at their fair market value. Adjustments to the written option fair value are recorded in other income (expense) during the related period.

  Net Income (Loss) Per Common Share

  Historical

    The difference in the weighted average shares outstanding for calculating basic and diluted earnings per share is attributable to the assumed exercise of stock options, if dilutive, and also includes the effect of the assumed conversion of the convertible participating preferred stock into common stock. The options and the convertible participating preferred stock were not included in the computation of diluted net income (loss) per common share for the years ended December 31, 1999 and 1998, because they would not have had a dilutive effect.

  Pro Forma (Unaudited)

    Pro forma net income (loss) per common share is calculated assuming conversion of all convertible participating preferred stock, which converts automatically upon the completion of the initial public offering into 5,000,000 shares of common stock.

    The following provides a reconciliation of shares used in the computation of pro forma basic and diluted earnings per share:

	1999	1998
Pro forma basic and diluted shares outstanding:
Weighted average shares, including restricted stock	1,734,161	4,307,366
Diluted effect of convertible participating preferred stock	5,000,000	4,328,768

Weighted average pro forma basic and diluted shares outstanding	6,734,161	8,636,134

  Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the periods reported. Actual results could differ from those estimates.

  Recently Issued Accounting Standards

    Effective with its year end 1998 financial statements, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which established standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Company's comprehensive income is equal to its net income for all periods presented.

    In March 1998, the AICPA issued SOP No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP No. 98-1). SOP No. 98-1 requires entities to capitalize certain costs related to internal-use software once certain criteria have been met. The Company adopted SOP No. 98-1 beginning on January 1, 1999. The adoption did not have a material impact on the Company's financial position or results of operations.

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company must adopt this standard no later than January 1, 2001. The Company is reviewing the requirements of this standard. Although the Company expects that this standard will not materially affect its financial position or results of operations, it has not yet determined the impact of this standard on its financial statements.

4. Selected Balance Sheet Information

  Accounts Receivable, Net

	December 31
	1999	1998
Trade accounts receivable	$5,838,137	$5,025,204
Less allowance for doubtful accounts and sales returns	(300,000)	(250,000)

	$5,538,137	$4,775,204

  Inventories

	December 31
	1999	1998
Raw materials and purchased parts	$6,682,920	$4,496,883
Work in process	133,707	186,797
Finished goods	472,959	532,789

	7,289,586	5,216,469
Less allowance for obsolete inventories	(712,000)	(925,000)

	$6,577,586	$4,291,469

  Equipment and Leasehold Improvements, Net

	December 31
	1999	1998
Tooling and manufacturing equipment	$3,214,584	$2,199,610
Office and other equipment	2,616,068	2,027,024
Leasehold improvements	488,108	488,108

	6,318,760	4,714,742
Less accumulated depreciation and amortization	(4,312,327)	(3,486,958)

	$2,006,433	$1,227,784

  Deferred Financing Costs, Net

	December 31
	1999	1998
Deferred financing costs	$1,106,557	$973,532
Less accumulated amortization	(450,460)	(211,778)

	$656,097	$761,754

  Accrued Liabilities

	December 31
	1999	1998
Accrued interest	$426,000	$457,000
Payable to stockholder (Note 10)	211,833	422,833
Other	1,189,224	1,329,610

	$1,827,057	$2,209,443

5. Financing Arrangements

  Notes Payable, Bank

    In connection with the Recapitalization, the Company entered into a $58,000,000 Revolving Credit and Term Loan Agreement, as amended, (Senior Bank Facility) with a syndicate of banks. The Senior Bank Facility, as amended, provides for two term loans aggregating $55,000,000 (Loan A is $30,000,000 and Loan B is $25,000,000) and a revolving credit loan facility of $3,000,000. At December 31, 1999 and 1998, $50,100,000 and $53,500,000, respectively, were outstanding on the term loans, and there were no borrowings under the revolving credit loan. The term loans provide for mandatory quarterly repayments, with a final payment due on February 18, 2004 of $14,238,000.

    Borrowings under the Senior Bank Facility bear interest at variable rates, generally based on the Eurodollar rate plus applicable margin (2.75% margin in the case of Loan A and the revolving credit loan facility, and 3.0% margin in the case of Loan B). The weighted average interest rates on the Senior Bank Facility was 8.4% for the years ended December 31, 1999 and 1998. At December 31, 1999 and 1998, the Eurodollar interest rates were 6.1% and 5.1%, respectively.

    The Senior Bank Facility requires the Company to enter into an interest rate protection agreement to the extent necessary to provide that at least 50% of the Company's Senior Bank Facility is subject to either fixed interest rate or interest rate protection for a minimum of two years. Accordingly, the Company entered into an interest rate swap agreement with an initial term that expires in May 2000, and can be extended at the option of the bank for an additional one-year period. The average fixed interest rate on the interest rate swap during 1999 and 1998 was 5.79% plus the applicable margin. The swap agreement effectively fixed the interest rate on a portion of the Company's floating rate debt at a rate of 5.79% plus the applicable margin for the notional principal amount of $35,000,000. The swap rate is compared with the LIBOR rate quarterly. If the LIBOR index rate is less than the swap rate, the Company will pay the differential. If the LIBOR index rate is greater than the swap rate, the other party will pay the Company.

    The fair value of the interest rate swap, based on quoted market price, at December 31, 1999 and 1998, was $57,640 and $380,800, respectively. The fair value of the swap is not recognized in the financial statements. The fair value of the interest rate swap written option, based on quoted market prices, at December 31, 1999 and 1998, was $4,200 and $303,250, respectively. The adjustment to the written option fair value was $299,050 income for the year ended December 31, 1999, and $163,250 expense for the year ended December 31, 1998.

Fargo Electronics, Inc.

Notes to Financial Statements (Continued)

5. Financing Arrangements (Continued)

    The Senior Bank Facility contains a number of significant covenants that, among other things, restrict the ability of the Company to incur additional indebtedness; create liens on assets; make investments or acquisitions; make distributions; engage in mergers, consolidations or disposition of assets; repay other indebtedness; or other similar activities. In addition, the Company is required to comply with specified minimum earnings before interest, taxes, depreciation and amortization levels, and with maximum leverage and minimum fixed charge coverage ratios. The Company has received a waiver for noncompliance with the fixed charge coverage covenant for the quarter ended December 31, 1999. The Senior Bank Facility is collateralized by a first priority interest on all assets of the Company.

    Principal payments on notes payable, bank at December 31, 1999, are as follows:

	Loan A	Loan B	Total
2000	$4,500,000	$500,000	$5,000,000
2001	6,900,000	500,000	7,400,000
2002	8,900,000	500,000	9,400,000
2003	5,662,000	8,400,000	14,062,000
2004		14,238,000	14,238,000

	25,962,000	24,138,000	50,100,000
Less current portion	(4,500,000)	(500,000)	(5,000,000)

	$21,462,000	$23,638,000	$45,100,000

    Upon the Company's IPO in February 2000, $24,138,000 of the notes payable, bank, was paid.

  Note Payable, Stockholder

    In connection with the Recapitalization, the Company issued a $10,000,000 subordinated promissory note payable to the Company's founder. This note bears an interest rate of 12%, payable annually. Subject to the terms of the Senior Bank Facility, this note is payable at the earliest to occur of (a) the liquidation of the Company, (b) an initial public offering, or (c) August 18, 2004. Interest expense incurred under this note for the years ended December 31, 1999 and 1998, was $1,200,000 and $1,038,904, respectively.

    Upon the Company's IPO in February 2000, the note payable, stockholder, was paid.

6. Preferred Stock

    In connection with the Recapitalization, the Company issued 30,000 shares of Series B, 8% redeemable preferred stock (Redeemable Preferred) and 8,000 shares of convertible participating preferred stock (Convertible Preferred).

    The holders of the Redeemable Preferred are entitled to receive quarterly cash dividends at the rate of 8% per year subject to the restrictions of the Senior Bank Facility. These dividends are mandatory, cumulative and compound semi-annually until paid. The Redeemable Preferred has liquidation preference to the Convertible Preferred and common stock. Subject to the terms of the Senior Bank Facility, the Redeemable Preferred shares will be redeemed upon the closing of an IPO or, in the case of a vote by a majority of the outstanding stockholders of the Redeemable Preferred, 50% of the outstanding shares will be redeemed between August 2004 and August 2005 and 50% between August 2005 and August 2007 at a redemption price of $1,000 per share plus an amount in cash equal to all accrued dividends. At December 31, 1999, no dividends have been paid on the Redeemable Preferred.

    The Convertible Preferred participates with the Company's common stock in voting and has liquidation preference to common stock. The Convertible Preferred may be required to be redeemed by the Company on or after February 18, 2007, upon the vote by a majority of the outstanding stockholders of the Convertible Preferred. The redemption price is the greater of $1,000 or the amount that the holders of the outstanding Convertible Preferred would receive in the event that their shares were converted into common stock and sold for their fair market value. The Convertible Preferred can be converted into the Company's common stock on a 625 for 1 basis any time prior to redemption and automatically converts upon the closing of an IPO of the Company's common stock. At December 31, 1999, the Convertible Preferred has been recorded at the estimated fair market value of the common stock which is approximately $15 per share.

    Upon the Company's IPO in February 2000, the Redeemable Preferred including dividends was paid, and the Convertible Preferred was converted into 5,000,000 shares of common stock.

7. Stock Option and Grant Plan

    In February 1998, the Board of Directors and stockholders adopted the Fargo Electronics, Inc. 1998 Stock Option and Grant Plan (the Plan) which, as amended in 1999, authorizes and reserves a total of 937,500 shares of common stock for issuance under the Plan. The Plan is administered by the Compensation Committee of the Board of Directors and provides for the grant of: (a) incentive stock options; (b) nonqualified stock options; (c) restricted stock; and (d) unrestricted stock awards to employees, officers, directors and others, subject to certain limitations, as defined by the Plan. Stock options issued under the Plan generally have an exercise price equal to the fair market value on the date of grant, vest and become exercisable over four years, and expire seven years from the date of grant.

    The restricted stock has an exercise price equal to the fair market value on the date of grant. Shares are awarded to employees, which are subject to certain forfeiture and transferability restrictions that lapse after specified employment periods. The restrictions on the awards expire upon an IPO or over a period not to exceed four years. Sales of the restricted stock are paid for by means of recourse promissory notes with payment terms of four years. The restricted stock has a weighted average exercise price of $1.60.

    Stock option and restricted stock activity for 1999 and 1998 was as follows:

	Shares Available for Grant	Options Outstanding	Restricted Stock Outstanding	Weighted Average Exercise Price Per Share of Options
Plan adoption	694,375
Granted	(582,188)	144,688	437,500	$1.60
Cancelled	2,188	(2,188)		$1.60

Balance, December 31, 1998	114,375	142,500	437,500	$1.60
Plan amendment	243,125
Granted	(173,125)	95,000	78,125	$3.97
Cancelled	10,000	(10,000)		$1.60

Balance, December 31, 1999	194,375	227,500	515,625	$2.59

    All outstanding options have exercise prices between $1.60 per share and $6.40 per share. The weighted average remaining contractual life of these outstanding options at December 31, 1999, was approximately six years. At December 31, 1999, no options were exercisable. At December 31, 1999, 46,875 options become fully vested upon an IPO, which occurred in February 2000.

    During the year ended December 31, 1999, the Company recorded deferred compensation of $112,000 for 8,750 options granted at a discount from the estimated fair market value of the Company's common stock. For the year ended December 31, 1999, the Company recorded compensation expense of $12,000 for these grants.

    The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation," for disclosure purposes. Under SFAS No. 123, the Company measures compensation expense for its stock-based compensation plans using the intrinsic value method prescribed in Accounting Principles Board (APB) No. 25, "Accounting for Stock Issued to Employees." The Company provides disclosure of the effect on net loss as if the fair value-based method prescribed in SFAS No. 123 has been applied in measuring compensation expense.

    If the Company had adopted the fair value based accounting method in SFAS No. 123 to account for the cost of stock options occurring in 1999 and 1998, and charged compensation cost against operations over the vesting period based on the fair value of options at the date of grant, net loss available to common stockholders for the years ended December 31, 1999 and 1998, would have been $65,166,691 and $4,207,746, respectively, and basic net loss per share for the years ended December 31, 1999 and 1998, would have been $37.58 and $0.98, respectively.

    The weighted average grant-date fair value of options granted during 1999 and 1998 was $3.97 and $1.60, respectively, which was determined using the Black-Scholes method and the following key assumptions:

	1999	1998
Volatility	43.41%	50.76%
Risk-free interest rates	4.64% to 5.76%	4.16% to 5.60%
Expected life	Four years	Four years
Expected dividends	None	None

8. Benefit Plan

    The Company has a retirement savings plan pursuant to Section 401(k) of the IRC whereby eligible employees may contribute up to 15% of their earnings either before taxes (subject to IRS limitation) or after tax, not to exceed annual amounts allowed under the IRC. In addition, the Company may also make discretionary matching contributions. Company matching contributions for the years ended December 31, 1999, 1998 and 1997, were $149,000, $109,000 and $83,000, respectively.

9. Income Taxes

    As discussed in Note 3, the Company's financial statements for the periods prior to February 18, 1998, do not reflect income taxes as the Company had elected S Corporation status.

    The components of the provision for income taxes for the years ended December 31, 1999 and 1998, are as follows:

	1999	1998
Currently payable:
Federal	$360,000	$904,000
State	42,000	91,000

	402,000	995,000

Deferred:
Federal	1,886,000	1,700,000
State	287,000	105,000

	2,173,000	1,805,000

Provision for income taxes	$2,575,000	$2,800,000

    Temporary differences comprising the net deferred tax assets recognized in the accompanying balance sheets at December 31, 1999 and 1998, are as follows:

	1999	1998
Tax goodwill	$31,306,000	$33,867,000
Other	652,000	264,000

Net deferred tax assets	$31,958,000	$34,131,000

    A reconciliation between the Company's effective tax and the federal statutory tax is as follows:

	1999	1998
Provision for federal income taxes at statutory rate	$2,400,000	$242,000
State income taxes, net of federal benefit	136,000	15,000
S Corporation loss from January 1, 1998 to February 18, 1998		2,394,000
Other	39,000	149,000

Total	$2,575,000	$2,800,000

    The $2,394,000 income tax expense in 1998 relates to the S Corporation loss prior to the recapitalization transaction. The S Corporation received the tax deduction for this loss. Since the C Corporation did not get the benefit of these expenses, they are considered to be income tax expense for the Company.

    For federal and state income tax purposes, the Recapitalization (Note 2) is a taxable business combination and is a qualified stock purchase. The buyer and seller have elected jointly to treat the Recapitalization as an asset acquisition under Section 338(h)(10) of the IRC. In connection with the Recapitalization, the Company recorded a deferred tax asset with a corresponding credit to retained earnings of $35,936,000 at February 18, 1998, related to future tax deductions for the net excess of the tax bases of the assets and liabilities over the financial statement carrying amounts.

    Historically, the Company has generated operating income. The realization of the deferred tax assets is dependent upon the Company's ability to generate sufficient future taxable income which management believes is more likely than not. The Company anticipates future taxable income sufficient to realize the recorded deferred tax assets. Future taxable income is based on management's forecasts of the operating results of the Company, and there can be no assurance that such results will be achieved.

10. Other Related Party Transactions

  Contract Assembly

    Fargo contracts with Fargo Electronics Jamaica, Ltd., a company solely owned by the Company's founder and minority stockholder, to assemble certain components. Assembly charges paid to Fargo Electronics Jamaica, Ltd. for the years ended December 31, 1999, 1998 and 1997, were approximately $910,000, $774,000 and $721,000, respectively.

  Travel Services

    The Company historically had contracted with Fargo Aviation, Inc. (FAI), a company solely owned by the Company's founder to provide travel services for the Company and its founder. All contracts and obligations of the Company relating to FAI were terminated in connection with the Recapitalization. Expenses incurred under these arrangements were approximately $141,000 and $899,000 in 1998 and 1997, respectively.

  Agreement

    The Company has an agreement with the Company's founder, which has been assigned to PTI. The agreement requires Fargo to pay approximately $27,000 per month for a period of three years from the date of the Recapitalization. The agreement provides that the Company may terminate the agreement, at its discretion, upon completion of an IPO prior to the end of the agreement and upon payment of 50% of any unpaid balance. Payments under the agreement reimburse the founder for personal income tax expense incurred as a result of the transaction structure. The agreement does not require any specific performance by the Company's founder or PTI and accordingly, the entire estimated obligation under the agreement was recorded at the time the agreement was entered into. At December 31, 1999 and 1998, the Company has recorded a liability of $211,833 and $422,833, respectively, in connection with its obligations under this agreement.

11. Commitments

    The Company leases office, warehouse and manufacturing space under an operating lease that expires in September 2001. Future minimum lease payments at December 31, 1999, consist of the following:

2000	$349,000
2001	246,000

Total minimum lease payments	$595,000

    Total rent expense for the years ended December 31, 1999, 1998 and 1997, was $649,000 $1,141,000 and $823,000, respectively.

12. Segment Information and Export Sales

  Business Segments

    Effective with its year end 1998 financial statements, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosure About Segments of an Enterprise and Related Information," which requires disclosure of segment data in a manner consistent with that used by an enterprise for internal management reporting and decision making. The Company reported its operations as a single segment under SFAS No. 131.

  Export Sales

    Export sales were as follows:

	1999	1998	1997
Europe	$7,780,000	$7,312,000	$8,531,000
Asia	3,229,000	3,078,000	4,791,000
North and South America (other than the United States)	3,524,000	3,950,000	3,862,000
Other	3,589,000	3,015,000	3,957,000

	$18,122,000	$17,355,000	$21,141,000

Report of Independent Accountants on
Financial Statement Schedules

To the Stockholders and the Board of Directors
of Fargo Electronics, Inc.:

Our audits of the financial statements referred to in our report dated February 16, 2000, appearing in the December 31, 1999 Annual Report to Stockholders of Fargo Electronics, Inc. (which report and financial statements are included in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.

                      /s/ PRICEWATERHOUSECOOPERS LLP

Minneapolis, Minnesota
February 16, 2000

Schedule II

Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Valuation account for accounts receivable:
Year ended December 31, 1999	$250,000	$130,629	$80,629	300,000
Year ended December 31, 1998(1)	440,000	123,759	313,759	250,000
Year ended December 31, 1997	416,000	62,421	38,421	440,000

(1)
Fargo decreased its reserve $190,000 at February 18, 1998, due to the distribution of net assets to Primera Technology, Inc.

FARGO ELECTRONICS, INC. EXHIBIT INDEX TO ANNUAL REPORT
ON FORM 10-K

For the fiscal year ended December 31, 1999

Item No.	Description	Method of Filing
2.1	Stock Purchase and Redemption Agreement, dated February 18, 1998 between Robert Cummins and Fargo Electronics, Inc.	Incorporated by reference to Exhibit 2.1 to Fargo's Registration Statement on Form S-1 (File No. 333-90937).
2.2	Certificate of Ownership and Merger between Fargo Electronics, Inc., a Minnesota corporation and Fargo Electronics, Inc., a Delaware corporation	Filed herewith.
2.3	Articles of Merger	Filed herewith.
2.4	Agreement and Plan of Merger, between Fargo Electronics, Inc., a Minnesota corporation and Fargo Electronics, Inc., a Delaware corporation	Filed herewith.
3.1	Amended and Restated Certificate of Incorporation	Filed herewith.
3.2	Bylaws	Incorporated by reference to Exhibit 3.4 to Fargo's Registration Statement on Form S-1 (File No. 333-90937).
4.1	Stockholder Rights Agreement	Filed herewith.
10.1	Office/Warehouse Lease, dated June 15, 1996, between Fargo Electronics, Inc. and Opus Northwest L.L.C., as amended	Incorporated by reference to Exhibit 10.1 to Fargo's Registration Statement on Form S-1 (File No. 333-90937).
10.2	Amended and Restated 1998 Stock Option and Grant Plan	Incorporated by reference to Exhibit 10.2 to Fargo's Registration Statement on Form S-1 (File No. 333-90937).
10.3	Form of Restricted Stock Agreement under the Amended and Restated 1998 Stock Option and Grant Plan	Incorporated by reference to Exhibit 10.3 to Fargo's Registration Statement on Form S-1 (File No. 333-90937).
10.4	Form of Non-qualified Stock Option Agreement under the Amended and Restated 1998 Stock Option and Grant Plan	Incorporated by reference to Exhibit 10.4 to Fargo's Registration Statement on Form S-1 (File No. 333-90937).

10.5	Form of Incentive Stock Option under the Amended and Restated 1998 Stock Option and Grant Plan	Incorporated by reference to Exhibit 10.5 to Fargo's Registration Statement on Form S-1 (File No. 333-90937).
10.6	Technology and Trademark License Agreement, dated February 17, 1998, between Fargo Electronics, Inc. and Primera Technology, Inc.	Incorporated by reference to Exhibit 10.6 to Fargo's Registration Statement on Form S-1 (File No. 333-90937).
10.7	Consulting Agreement, dated March 16, 1999, between Fargo Electronics, Inc. and William Gibbs	Incorporated by reference to Exhibit 10.7 to Fargo's Registration Statement on Form S-1 (File No. 333-90937).
10.8	Amended and Restated Employment Agreement, dated April 15, 1999, between Fargo Electronics, Inc. and Gary R. Holland	Incorporated by reference to Exhibit 10.8 to Fargo's Registration Statement on Form S-1 (File No. 333-90937).
10.9	Form of Indemnification Agreement for directors and executive officers of Fargo Electronics, Inc.	Incorporated by reference to Exhibit 10.9 to Fargo's Registration Statement on Form S-1 (File No. 333-90937).
10.10	Stockholders' Agreement, dated February 18, 1998, between Fargo Electronics, Inc., Robert Cummins and certain Investors, as amended	Incorporated by reference to Exhibit 10.10 to Fargo's Registration Statement on Form S-1 (File No. 333-90937).
10.11	Revolving Credit and Term Loan Agreement, dated February 18, 1998, between Fargo Electronics, Inc. and BankBoston, N.A., as amended	Incorporated by reference to Exhibit 10.11 to Fargo's Registration Statement on Form S-1 (File No. 333-90937).
10.12	Subordination Agreement, dated February 18, 1998, by and between Fargo Electronics, Inc., Robert Cummins and BankBoston, N.A.	Incorporated by reference to Exhibit 10.12 to Fargo's Registration Statement on Form S-1 (File No. 333-90937).

10.13	Subordinated Promissory Note dated February 18, 1998 between Fargo Electronics, Inc. and Robert Cummins	Incorporated by reference to Exhibit 10.13 to Fargo's Registration Statement on Form S-1 (File No. 333-90937).
10.14	Security Agreement, dated February 18, 1998, between Fargo Electronics, Inc. and BankBoston, N.A.	Incorporated by reference to Exhibit 10.14 to Fargo's Registration Statement on Form S-1 (File No. 333-90937).
10.15	Trademark Collateral Security and Pledge Agreement, dated February 18, 1998, between Fargo Electronics, Inc. and BankBoston, N.A.	Incorporated by reference to Exhibit 10.15 to Fargo's Registration Statement on Form S-1 (File No. 333-90937).
10.16	Patent Collateral Assignment and Security Agreement, dated February 18, 1998, between Fargo Electronics, Inc. and BankBoston, N.A.	Incorporated by reference to Exhibit 10.16 to Fargo's Registration Statement on Form S-1 (File No. 333-90937).
10.17	Non-Compete Agreement dated Feb. 18, 1998 between Fargo Electronics, Inc., Robert Cummins and Primera Technology, Inc.	Incorporated by reference to Exhibit 10.17 to Fargo's Registration Statement on Form S-1 (File No. 333-90937).
10.18	Amended and Restated Consulting Agreement, dated February 18, 1998, between Fargo Electronics, Inc. and Primera Technology, Inc.	Incorporated by reference to Exhibit 10.18 to Fargo's Registration Statement on Form S-1 (File No. 333-90937).
10.19	Third Amendment to Revolving Credit and Term Loan Facility, dated February 7, 2000, between Fargo Electronics, Inc. and BankBoston N.A.	Filed herewith.
16.1	Letter dated December 23, 1999 from Arthur Andersen LLP.	Incorporated by reference to Exhibit 16.1 to Fargo's Registration Statement on Form S-1 (File No. 333-90937).
16.2	Letter dated December 23, 1999 from Larson, Allen, Weishair & Co., LLP	Incorporated by reference to Exhibit 16.2 to Fargo's Registration Statement on Form S-1 (File No. 333-90937).
27.1	Financial Data Schedule	Filed herewith.

QuickLinks

PART I
  Item 1. BUSINESS
  Item 1A. CAUTIONARY STATEMENT REGARDING FUTURE RESULTS, FORWARD-LOOKING INFORMATION AND CERTAIN IMPORTANT FACTORS
  Item 2. PROPERTIES
  Item 3. LEGAL PROCEEDINGS
  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
  Item 6. SELECTED FINANCIAL DATA.
  Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
  Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
  Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
  Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
PART III
  Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
  Item 11. EXECUTIVE COMPENSATION.
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
PART IV
  Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
FARGO ELECTRONICS, INC. EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
For the fiscal year ended December 31, 1999