Form 10-Q
period 2000-03-31
FARGO ELECTRONICS INC
filed 2000-05-09
CIK 1098834

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to______________


                         Commission File No.: 000-29029



                             FARGO ELECTRONICS, INC.
             (Exact name of registrant as specified in its charter)


                DELAWARE                                    41-1959505
    (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                     Identification No.)

        6533 FLYING CLOUD DRIVE
        EDEN PRAIRIE, MINNESOTA                              55344
(Address of principal executive offices)                   (Zip Code)

       Registrant's telephone number, including area code: (952) 941-9470

                               -------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes     No X
                                              ---   ---


         As of May 3, 2000, 11,766,250 shares of our Common Stock were outstanding.



===============================================================================

PART 1:           FINANCIAL INFORMATION


ITEM 1.           CONDENSED FINANCIAL STATEMENTS

                            FARGO ELECTRONICS, INC.
                           CONDENSED BALANCE SHEETS


                   ASSETS                                       MARCH 31, 2000     DEC. 31, 1999
                                                                (UNAUDITED)
Current assets:
    Cash and cash equivalents                                    $  1,206,171       $  1,508,603
    Accounts receivable, net                                        6,789,180          5,538,137
    Inventories                                                     6,007,064          6,577,586
    Prepaid expenses                                                  475,929            364,071
    Deferred income taxes                                           2,789,000          2,789,000
                                                               ---------------   ----------------

      Total current assets                                         17,267,344         16,777,397
                                                               ---------------   ----------------

Equipment and leasehold improvements, net                           2,138,102          2,006,433

Other assets:
    Deferred income taxes                                          28,644,000         29,169,000
    Other                                                             307,210          1,141,121
                                                               ---------------   ----------------

      Total assets                                               $ 48,356,656       $ 49,093,951
                                                               ===============   ================

                LIABILITIES AND STOCKHOLDERS'
                     EQUITY (DEFICIENCY)

Current liabilities:
    Current portion of notes payable, bank                       $  5,000,000       $  5,000,000
    Line of credit, bank                                            1,000,000
    Accounts payable and accrued liabilities                        3,103,538          4,209,284
                                                               ---------------   ----------------

      Total current liabilities                                     9,103,538          9,209,284
                                                               ---------------   ----------------

Notes payable, bank, less current portion                          20,087,000         45,100,000
Note payable, stockholder                                                             10,000,000

Series B, 8% redeemable preferred stock including accrued
      dividends, $.01 par value; 30,000 shares authorized,
      30,000 shares issued and outstanding                                            34,733,000
Convertible participating preferred stock, $.01 par value; 10,000
      shares authorized, 8,000 shares issued and outstanding                          75,000,000


Commitments

Stockholders' equity (deficiency):
    Common stock, $.01 par value; 50,000,000 shares authorized,
        11,766,250 and 1,765,625 shares issued and outstanding
        at March 31, 2000 and December 31, 1999, respectively         117,662             17,656
    Additional paid-in capital                                    145,239,756          1,781,844
    Accumulated deficit                                          (125,273,300)      (125,822,833)
    Deferred compensation                                             (93,000)          (100,000)
    Stock subscription receivable                                    (825,000)          (825,000)
                                                               ---------------   ----------------

      Total stockholders' equity (deficiency)                      19,166,118       (124,948,333)
                                                               ---------------   ----------------

      Total liabilities and stockholders' equity (deficiency)    $ 48,356,656       $ 49,093,951
                                                               ===============   ================

          The accompanying notes are an integral part of the unaudited condensed financial statements.

                             FARGO ELECTRONICS, INC
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED MARCH 31,
                                                                  2000                   1999

Net sales                                                      $    14,617,095        $    12,067,343

Cost of sales                                                        8,076,282              6,214,921
                                                           --------------------  ---------------------

      Gross profit                                                   6,540,813              5,852,422
                                                           --------------------  ---------------------

Operating expenses:
    Research and development                                         1,172,626                715,094
    Selling, general and administrative                              2,584,469              2,377,354
                                                           --------------------  ---------------------

      Total operating expenses                                       3,757,095              3,092,448
                                                           --------------------  ---------------------

Operating income                                                     2,783,718              2,759,974
                                                           --------------------  ---------------------

Other income (expense):
    Interest expense                                                (1,069,455)            (1,527,317)
    Interest income                                                     22,598                 17,942
    Other, net                                                           4,200                140,056
                                                           --------------------  ---------------------

      Total other expense                                           (1,042,657)            (1,369,319)
                                                           --------------------  ---------------------

Income before provision for income taxes and
      extraordinary loss                                             1,741,061              1,390,655

Provision for income taxes                                             635,000                507,000
                                                           --------------------  ---------------------

 Income before extraordinary loss                                    1,106,061                883,655

Extraordinary loss, net of applicable income taxes                    (206,128)
                                                           --------------------  ---------------------

Net income                                                             899,933                883,655

Accrued dividends on Series B, 8% redeemable
      preferred stock                                                 (350,400)              (633,000)
                                                           --------------------  ---------------------

Net income available to common
      stockholders                                               $     549,533          $     250,655
                                                           --------------------  ---------------------

Net income per common share:
    Basic earnings:
      Income before extraordinary loss                                  $ 0.10                 $ 0.15
      Extraordinary loss                                                 (0.02)                     -
                                                           --------------------  ---------------------
      Net income                                                        $ 0.08                 $ 0.15
                                                           --------------------  ---------------------


    Diluted earnings:
      Income before extraordinary loss                                  $ 0.08                 $ 0.04
      Extraordinary loss                                                 (0.02)                     -
                                                           --------------------  ---------------------
      Net income                                                        $ 0.06                 $ 0.04
                                                           --------------------  ---------------------

    Basic shares outstanding                                         7,260,130              1,687,500
    Diluted shares outstanding                                       9,694,982              6,819,909


          The accompanying notes are an integral part of the unaudited condensed financial statements.

                             FARGO ELECTRONICS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            THREE MONTHS ENDED MARCH 31,
                                                                              2000                  1999
Cash flows from operating activities:
    Net income                                                           $     899,933         $     883,655
    Adjustments to reconcile net income to net
        cash provided by operating activities:
      Extraordinary loss on write-off of deferred financing costs              206,128
      Depreciation and amortization                                            272,913               200,369
      Deferred income taxes                                                    635,000               385,000
      Deferred compensation                                                      7,000
      Changes in operating items
        Accounts receivable                                                 (1,251,043)             (269,292)
        Inventories                                                            570,522               867,007
        Prepaid expenses                                                      (111,858)               30,388
        Accounts payable and accrued liabilities                            (1,105,746)              613,516
                                                                  ---------------------  --------------------

      Net cash provided by operating activities                                122,849             2,710,643
                                                                  ---------------------  --------------------

Cash flows from investing activities:
    Purchases of equipment and leasehold improvements                         (355,000)             (264,179)
    Other                                                                       17,499                62,840
                                                                  ---------------------  --------------------

      Net cash used in investing activities                                   (337,501)             (201,339)
                                                                  ---------------------  --------------------

Cash flows from financing activities:
    Proceeds from initial public offering, net of $5,992,380
      for offering costs                                                    69,007,620
    Redemption of redeemable preferred stock, including
      accrued dividends                                                    (35,083,400)
    Proceeds from line of credit, bank                                       1,000,000
    Payments on notes payable, bank                                        (25,013,000)             (750,000)
    Payments on note payable, stockholder                                  (10,000,000)
    Proceeds from exercise of stock options                                      1,000
                                                                  ---------------------  --------------------

      Net cash used in financing activities                                    (87,780)             (750,000)
                                                                  ---------------------  --------------------

Net (decrease) increase in cash and cash equivalents                          (302,432)            1,759,304

Cash and cash equivalents, beginning of period                               1,508,603             1,103,052
                                                                  ---------------------  --------------------

Cash and cash equivalents, end of period                                $    1,206,171        $    2,862,356
                                                                  ---------------------  --------------------

Significant noncash transactions:
    Conversion of convertible participating preferred
      stock into common stock                                             $ 75,000,000
    Accrued dividends on Series B, 8% redeemable
        preferred stock                                                                            $ 633,000


          The accompanying notes are an integral part of the unaudited condensed financial statements.

                             FARGO ELECTRONICS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

         The interim condensed financial statements presented herein as of March 31, 2000, and for the three months ended March 31, 2000 and 1999, are unaudited; however, in our opinion, the interim condensed financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented.

         The results of operations for the three months ended March 31, 2000, do not necessarily indicate the results to be expected for the full year. The December 31, 1999, balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These unaudited interim condensed financial statements should be read in conjunction with our financial statements and notes thereto, contained in our Annual Report on Form 10-K for the year ended December 31, 1999 (file no. 000-29029).

  NOTE 2 - INVENTORIES


                                            March 31,             Dec. 31,
                                               2000                 1999
                                           (unaudited)
                                         ----------------     ----------------
Raw materials  and purchased parts             5,153,007            5,970,920
Work in process                                  248,782              133,707
Finished goods                                   605,275              472,959
                                         ----------------     ----------------

           Total inventories                   6,007,064            6,577,586
                                         ----------------     ----------------


NOTE 3 - INITIAL PUBLIC OFFERING

         In February 2000, we completed an initial public offering in which we sold 5,000,000 shares of our common stock at $15 per share. The aggregate offering price of the shares offered was $75,000,000. All of the offered shares were sold, and the net proceeds to us from the offering were $69,750,000 after deducting the underwriting discounts and commissions of $5,250,000. Offering expenses were approximately $750,000. All of the expenses incurred in connection with the initial public offering were paid to unrelated parties or entities.

From February 2000 to March 31, 2000, we spent the net proceeds from the offering as follows:


Repayment of a note payable, stockholder, plus accrued interest        $10,153,333
Redemption of redeemable preferred stock, plus accrued dividends        35,083,400
Repayment of principal and interest under our senior bank facility      23,763,267
                                                                        ----------
    Total                                                              $69,000,000
                                                                       ===========


         Upon the closing of the offering, all of our then outstanding convertible preferred stock automatically converted into common stock on a one-for-one basis. After the offering, our authorized capital consists of 50,000,000 shares of common stock, of which 11,766,250 shares were outstanding as of March 31, 2000.

         In connection with our offering of common stock, we recorded an extraordinary loss, net of tax, of $206,000 for the write-off of deferred financing costs related to the pay-down of senior bank debt.

NOTE 4 - EARNINGS PER SHARE

         Basic earnings per share is calculated using the weighted average number of shares outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average basic shares outstanding plus the dilutive effect of convertible participating preferred stock and outstanding stock options using the "treasury stock" method.

         The following table sets forth the computation of basic and diluted net income per share:

                                                                    Three month period
                                                                      ended March 31
                                                             ---------------------------------
                                                                   2000            1999
                                                             ---------------- ----------------
         BASIC EARNINGS PER SHARE:

         Numerator:
            Net income available to common stockholders      $     549,533    $     250,655
                                                             ---------------- ----------------

         Denominator:
            Weighted average common shares                       7,260,130        1,687,500
                                                             ---------------- ----------------

         Weighted average basic shares outstanding               7,260,130        1,687,500
                                                             ---------------- ----------------
         Basic net income per share                           $       0.08    $        0.15
                                                             ================ ================

         DILUTED EARNINGS PER SHARE:


         Numerator:
            Net income available to common stockholders                   $     549,533    $     250,655
                                                                          ---------------- ----------------

         Denominator:
            Weighted average common shares                                    7,260,130        1,687,500
            Dilutive effect of convertible participating preferred stock      2,252,747        5,000,000
            Dilutive effect of stock options                                    182,105          132,409
                                                                          ---------------- ----------------

         Weighted average dilutive shares outstanding                         9,694,982        6,819,909
                                                                          ---------------- ----------------
         Diluted net income per share                                      $       0.06    $        0.04
                                                                          ================ ================



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion and analysis should be read in conjunction with our Condensed Financial Statements and related Notes included in this report. This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The statements contained in this report that are not historic in nature, particularly those that utilize terminology such as "may", "will", "should", "expects", "anticipates", "estimates", "believes", or "plans" or comparable terminology are forward-looking statements based on current expectations and assumptions. All forward-looking statements in this document are based on information currently available to us as of the date of this report, and we assume no obligation to update any forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

BACKGROUND

         We are a developer, manufacturer and supplier of desktop systems that personalize plastic identification cards by printing images and text onto the cards, laminating them and electronically encoding them with information. We also sell the consumable supplies, such as ink ribbons, printheads and blank cards that are used with our systems.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain selected financial data expressed as a percentage of net sales:

                                                  THREE MONTHS ENDED MARCH 31,
                                                  ----------------------------
                                                     2000               1999
                                                   --------           ------
Net sales.....................................        100.0%             100.0%
Cost of sales.................................         55.3               51.5
                                                   --------           --------
Gross profit..................................         44.7               48.5
                                                   --------           --------
Operating expenses:
     Research and development                           8.0                5.9
     Selling, general and administrative               17.7               19.7



              Total operating expenses                 25.7               25.6
                                                   --------           --------
Operating income..............................         19.0%              22.9%
                                                   ========           ========


COMPARISON OF THREE MONTHS ENDED MARCH 31, 2000 AND 1999

         NET SALES. Net sales increased 21.1% to $14.6 million for the first three months of 2000 from $12.1 million in the same period of 1999. The mix of net sales changed significantly during this period with sales of plastic card personalization products increasing 23.5% to $14.4 million in 2000 from $11.7 million in 1999. Sales of equipment for plastic card personalization increased 15.1% to $6.5 million from $5.7 million in 1999. Sales of supplies for plastic card personalization increased 31.4% to $7.9 million from $6.0 million in 1999. Sales of products not related to plastic card personalization decreased 52.6% to $180,000 in 2000 from $379,000 in 1999.

         International sales increased 28.1% to $5.4 million in the first quarter of 2000 from $4.2 million in 1999 and accounted for 36.8% of net sales in 2000 compared to 34.8% of net sales in the first quarter of 1999.

         GROSS PROFIT. Gross profit as a percentage of net sales decreased to 44.7% for the first three months of 2000 from 48.5% in 1999. The decrease was primarily due to increased discounts related to sales promotions in the quarter, which caused a 3.0% decrease in gross margins. Also, an unfavorable change in the exchange rate on the Japanese yen verses the U.S. dollar caused a .8% decrease in gross profit. The yen-dollar exchange rate impacts our gross profit since we purchase much of our supplies for plastic card personalization from Japanese suppliers.

         We anticipate that our gross margin percentage for 2000 will be lower than 1999 due to exchange rates and manufacturing start-up costs of products scheduled for introduction in 2000.

         RESEARCH AND DEVELOPMENT. Research and development expenses increased 64.0% to $1.2 million for the first three months of 2000 from $715,000 in the same period of 1999. Engineering expenses as a percentage of net sales were 8.0% for the first quarter of 2000 compared to 5.9% for the first quarter of 1999. The increase in 2000 was primarily due to the continued development of our new high-definition printing (HDP) product line and other new plastic card personalization technologies. Research and development expenses consist primarily of engineering salaries and prototype component costs. We expect research and development expenses to continue at these higher levels for the foreseeable future.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased 8.7% to $2.6 million for the first three months of 2000 from $2.4 million in 1999. As a percentage of net sales, selling, general and administrative expenses were 17.7% in the first quarter of 2000, compared to 19.7% in the first quarter of 1999. The dollar increase for the first quarter of 2000 was principally attributable to additional marketing promotion expenses.

         OPERATING INCOME. Operating income increased .9% to $2.8 million for the first three months of 2000 from $2.8 million during the same period in 1999. As a percentage of net sales, operating income was 19.0% in the first quarter of 2000 compared to 22.9% in the same period of 1999. The decrease in operating income as a percentage of net sales in 2000 was due to lower gross margins caused by increased discounts related to sales promotions, additional promotional expenses and increased research and development expenses.

         INTEREST EXPENSE. Interest expense totaled $1.1 million for the first three months of 2000 compared to $1.5 million in 1999. Upon completion of the initial public offering of our common stock in February 2000, $33.9 million was paid down on outstanding debt. This contributed to the lower interest expense, however it was partially offset by higher interest rates. The weighted average interest rate on our term loan for the three months ended March 31, 2000 and 1999, was 8.8% and 8.0%, respectively.

         EXTRAORDINARY LOSS. In connection with our offering of common stock, we recorded an extraordinary loss, net of tax, of $206,000 for the write-off of deferred financing costs related to the pay-down of senior bank debt.

         INCOME TAX EXPENSE. Income tax expense was $635,000 for the first three months of 2000 which results in an effective tax rate of 36.5%, compared to $507,000 and an effective tax rate of 36.4% for the same period of 1999.

         Net income available to common stockholders was $550,000, or $.06 per diluted share for the first quarter of 2000, compared with $251,000, or $.04 per diluted share for the first quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

         We have historically financed our operations, debt service and capital requirements through cash flows generated from operations. Working capital was $8.2 million and $7.6 million at March 31, 2000 and December 31, 1999, respectively. Our current ratio was 1.9 and 1.8 at March 31, 2000 and December 31, 1999, respectively.

         Cash generated from operating activities for the first three months of 2000 totaled $123,000 due to net income of $900,000, a non-cash extraordinary item of $206,000, a decrease in deferred income taxes of $635,000 and a decrease in inventories of $571,000. These cash flows were partially offset by increases in accounts receivable of $1.3 million and decreases in accounts payable and accrued liabilities of $1.1 million. Cash used by investing activities was $338,000 primarily for the purchase of equipment and leasehold improvements. Cash used in financing activities was $88,000 primarily due to our offering of common stock. Proceeds, net of underwriting discounts and commissions, from the stock offering were $69.0 million which were offset by a $35.1 million payment to repay all of the 8% redeemable preferred stock and accrued dividends and principal payments of $23.9 million and $10.0 million, respectively, on the term bank loan and note payable to stockholder. We also generated $1.0 million from the proceeds of our revolving bank credit line.

         Cash provided by operating activities for the first three months of 1999 was $2.7 million due to net income of $884,000, depreciation and amortization of $200,000, a decrease in deferred income taxes of $385,000, a decrease in inventories of $867,000 and increases in accounts payable and accrued liabilities of $614,000. These cash flows were partially offset by an increase in accounts receivable of $269,000. Cash used in investing activities was $201,000, primarily for the purchase of equipment and leasehold improvements. Cash used in financing activities was exclusively for repayments on our bank term loan of $750,000.

         As of March 31, 2000, our borrowings consisted of $25.1 million owed under the term loan agreement with a syndicate of banks led by Fleet National Bank (formerly BankBoston, N.A.). In addition, we have a revolving credit facility available with the same bank syndicate that permits us to borrow up to $3.0 million, of which $1.0 million was outstanding at March 31, 2000. The weighted average interest rate on the term loan was 8.8% for the three months ended March 31, 2000.

           We believe that funds generated from operations, the net proceeds from our initial public offering, and funds available to us under our term loan and revolving credit agreements will be sufficient to finance our current operations and planned capital expenditure requirements for at least the next 12 months.



ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Market risk is the risk of loss to future earnings, to fair values or to future cash flows that may result from changes in the price of a financial instrument. The value of a financial instrument may change as a result of changes in interest rates, commodity prices, equity prices and other market changes. Market risk is attributable to all market sensitive financing instruments, including long-term debt.

         There have been no material changes in the Company's market risk during the first quarter ended March 31, 2000. For additional information on market risk, refer to the "Quantitative and Qualitative Disclosures About Market Risk" section (Item 7A) of the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (file no. 000-29029).

PART II:  OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

          Not applicable.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

          SALE OF UNREGISTERED SECURITIES

          Not applicable.

          USE OF PROCEEDS

         In November 1999, we initially filed a Registration Statement on Form S-1 (File No. 333-90937) with the Securities and Exchange Commission for our initial public offering. Under this Registration Statement, as amended, we registered the offer and sale under the federal securities laws of up to 5,000,000 shares of our common stock in addition to the underwriters' over-allotment option to purchase an additional 750,000 shares of our common stock. The SEC declared our Registration Statement effective on February 10, 2000 and the closing of our initial public offering was held on February 16, 2000. The managing underwriters were Prudential Securities Incorporated, FleetBoston Robertson Stephens Inc. and Raymond James & Associates, Inc.

         The aggregate offering price of the shares offered, excluding the underwriters' over-allotment option, was $75,000,000. All of the offered shares were sold and the net proceeds to us from the offering were $69,750,000 after deducting the underwriting discounts and commissions of $5,250,000. Offering expenses were approximately $750,000. All of the expenses incurred in connection with the initial public offering were paid to unrelated parties or entities.

         From February 16, 2000 to March 31, 2000, we spent the net proceeds from the offering as follows:


Repayment of a note payable, stockholder, plus accrued interest       $10,153,333
Redemption of redeemable preferred stock, plus accrued dividends       35,083,400
Repayment of principal and interest under our senior bank facility     23,763,267
                                                                       ----------
    Total                                                             $69,000,000
                                                                       ==========


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

ITEM 5 - OTHER INFORMATION

          None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

          (a)     EXHIBITS.


                  EXHIBIT
                  NUMBER                    DESCRIPTION
                  27.1                      Financial Data Schedule


          (b)     REPORTS ON FORM 8-K

                  None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              FARGO ELECTRONICS, INC.


                                              /s/  Gary R. Holland
                                              --------------------------------
May 9, 2000                                   Gary R. Holland
                                              President and
                                              Chief Executive Officer


                                              /s/  Kent O. Lillemoe
                                              --------------------------------
                                              Kent O. Lillemoe
                                              Chief Financial Officer

                                   EXHIBIT INDEX




   Item No.     Description                               Method of Filing
   --------    ------------                               -----------------
    27.1        Financial Data Schedule           Filed herewith electronically