Form 10-Q
period 2000-06-30
FARGO ELECTRONICS INC
filed 2000-08-14
CIK 1098834

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File No.: 000-29029

FARGO ELECTRONICS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	41-1959505 (I.R.S. Employer Identification No.)
6533 Flying Cloud Drive Eden Prairie, Minnesota (Address of principal executive offices)	55344 (Zip Code)

Registrant's telephone number, including area code: (952) 941-9470

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of August 10, 2000, 11,736,877 shares of our Common Stock were outstanding.

FARGO ELECTRONICS, INC.
CONDENSED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	June 30, 2000	Dec. 31, 1999
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$462	$1,509
Accounts receivable, net	7,421	5,538
Inventories	6,590	6,578
Prepaid expenses	409	363
Deferred income taxes	2,789	2,789

Total current assets	17,671	16,777

Equipment and leasehold improvements, net	2,239	2,006
Other assets:
Deferred income taxes	28,284	29,169
Other	268	1,142

Total assets	$48,462	$49,094

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
Current portion of notes payable, bank	$5,500	$5,000
Line of credit, bank	1,000	—
Accounts payable and accrued liabilities	3,526	4,209

Total current liabilities	10,026	9,209

Notes payable, bank, less current portion	18,712	45,100
Note payable, stockholder	—	10,000
Series B, 8% redeemable preferred stock including accrued dividends, $.01 par value; 30,000 shares authorized, 30,000 shares issued and outstanding	—	34,733
Convertible participating preferred stock, $.01 par value; 10,000 shares authorized, 8,000 shares issued and outstanding	—	75,000
Commitments
Stockholders' equity (deficiency):
Common stock, $.01 par value; 50,000,000 shares authorized, 11,768,127 and 1,765,625 shares issued and outstanding at June 30, 2000 and December 31, 1999, respectively	118	18
Additional paid-in capital	145,192	1,782
Accumulated deficit	(124,675)	(125,823)
Deferred compensation	(86)	(100)
Stock subscription receivable	(825)	(825)

Total stockholders' equity (deficiency)	19,724	(124,948)

Total liabilities and stockholders' equity (deficiency)	$48,462	$49,094

The accompanying notes are an integral part of the unaudited condensed financial statements.

FARGO ELECTRONICS, INC
CONDENSED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	1999	2000	1999
Net sales	$14,060	$13,873	$28,677	$25,940
Cost of sales	8,305	7,037	16,381	13,252

Gross profit	5,755	6,836	12,296	12,688

Operating expenses:
Research and development	1,240	965	2,413	1,680
Selling, general and administrative	3,011	2,490	5,595	4,867

Total operating expenses	4,251	3,455	8,008	6,547

Operating income	1,504	3,381	4,288	6,141

Other income (expense):
Interest expense	(579)	(1,471)	(1,649)	(2,998)
Interest income	33	27	55	45
Other, net	—	96	5	236

Total other expense	(546)	(1,348)	(1,589)	(2,717)

Income before provision for income taxes and extraordinary loss	958	2,033	2,699	3,424
Provision for income taxes	360	741	995	1,248

Income before extraordinary loss	598	1,292	1,704	2,176
Extraordinary loss, net of applicable income taxes	—	—	206	—

Net income	598	1,292	1,498	2,176
Accrued dividends on Series B, 8% redeemable preferred stock	—	641	350	1,274

Net income available to common stockholders	$598	$651	$1,148	$902

Net income per common share:
Basic earnings:
Income before extraordinary loss	$0.05	$0.38	$0.14	$0.53
Extraordinary loss	—	—	(0.02)	—

Net income	$0.05	$0.38	$0.12	$0.53

Diluted earnings:
Income before extraordinary loss	$0.05	$0.09	$0.13	$0.13
Extraordinary loss	—	—	(0.02)	—

Net income	$0.05	$0.09	$0.11	$0.13

Basic shares outstanding	11,767	1,717	9,514	1,702
Diluted shares outstanding	11,908	6,878	10,805	6,849

The accompanying notes are an integral part of the unaudited condensed financial statements.

FARGO ELECTRONICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2000	1999
Cash flows from operating activities:
Net income	$1,498	$2,176
Adjustments to reconcile net income to net cash provided by operating activities:
Extraordinary loss on write-off of deferred financing costs	206
Depreciation and amortization	546	430
Gain on sale of fixed assets		(9)
Deferred income taxes	995	948
Deferred compensation	14
Changes in operating items
Accounts receivable	(1,883)	(2,032)
Inventories	(12)	180
Prepaid expenses	(46)	125
Accounts payable and accrued liabilities	(683)	2,076

Net cash provided by operating activities	635	3,894

Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(691)	(727)
Other	19	89

Net cash used in investing activities	(672)	(638)

Cash flows from financing activities:
Proceeds from initial public offering, net of $6,043 for offering costs	68,957
Redemption of redeemable preferred stock, including accrued dividends	(35,083)
Proceeds from line of credit, bank	1,000
Payments on notes payable, bank	(25,888)	(1,900)
Payments on note payable, stockholder	(10,000)
Payments on deferred financing costs		(133)
Proceeds from exercise of stock options	4

Net cash used in financing activities	(1,010)	(2,033)

Net (decrease) increase in cash and cash equivalents	(1,047)	1,223
Cash and cash equivalents, beginning of period	1,509	1,103

Cash and cash equivalents, end of period	$462	$2,326

Significant noncash transactions:
Conversion of convertible participating preferred stock into common stock	$75,000
Accrued dividends on Series B, 8% redeemable preferred stock		$1,274

The accompanying notes are an integral part of the unaudited condensed financial statements.

PART 1: FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

FARGO ELECTRONICS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—BASIS OF PRESENTATION

    The interim condensed financial statements presented herein as of June 30, 2000, and for the three and six months ended June 30, 2000 and 1999, are unaudited; however, in our opinion, the interim condensed financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented.

    The results of operations for the three and six months ended June 30, 2000, do not necessarily indicate the results to be expected for the full year. The December 31, 1999, balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These unaudited interim condensed financial statements should be read in conjunction with our financial statements and notes thereto, contained in our Annual Report on Form 10-K for the year ended December 31, 1999.

NOTE 2—INVENTORIES (IN THOUSANDS)

	June 30, 2000	Dec. 31, 1999
	(unaudited)
Raw materials and purchased parts	$5,665	$5,971
Work in process	428	134
Finished goods	497	473

Total inventories	$6,590	$6,578

NOTE 3—INITIAL PUBLIC OFFERING

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

    In February 2000, we spent the net proceeds from the offering as follows:

Repayment of a note payable, stockholder, plus accrued interest	$10,153,333
Redemption of redeemable preferred stock, plus accrued dividends	35,083,400
Repayment of principal and interest under our senior bank facility	23,763,267

Total	$69,000,000

    Upon the closing of the offering, all of our then outstanding convertible preferred stock automatically converted into common stock at a rate of 625 shares of common stock for each share of convertible preferred stock. After the offering, our authorized capital consists of 50,000,000 shares of common stock, of which 11,768,127 shares were outstanding as of June 30, 2000.

    In connection with our offering of common stock, we recorded an extraordinary loss, net of tax, of $206,000 for the write-off of deferred financing costs related to the pay down of senior bank debt.

NOTE 4—EARNINGS PER SHARE (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

    Basic earnings per share is calculated using the weighted average number of shares outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average basic shares outstanding plus the dilutive effect of convertible participating preferred stock and outstanding stock options using the "treasury stock" method.

    The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	1999	2000	1999
Basic earnings per share:
Numerator:
Net income available to common stockholders	$598	$651	$1,148	$902

Denominator:
Weighted average common shares	11,767	1,717	9,514	1,702

Weighted average basic shares outstanding	11,767	1,717	9,514	1,702

Basic net income per share	$0.05	$0.38	$0.12	$0.53

Diluted earnings per share:
Numerator:
Net income available to common stockholders	$598	$651	$1,148	$902

Denominator:
Weighted average common shares	11,767	1,717	9,514	1,702
Dilutive effect of convertible participating preferred stock	—	5,000	1,126	5,000
Dilutive effect of stock options	141	161	165	147

Weighted average dilutive shares outstanding	11,908	6,878	10,805	6,849

Diluted net income per share	$0.05	$0.09	$0.11	$0.13

    Options to purchase 422 shares of common stock at a weighted average exercise price of $10.89 were outstanding but not included in the computation of diluted net income per share for the three and six months ended June 30, 2000, as the exercise price was greater than the average market price of the common shares for the period.

NOTE 5—FINANCING ARRANGEMENT

    Our Senior Bank Facility contains a number of significant covenants that, among other things, requires us to comply with specified minimum earnings before interest, taxes, depreciation and amortization levels, and with maximum leverage and minimum fixed charge coverage ratios as defined. We were in noncompliance of certain of these covenants at June 30, 2000. On August 10, 2000 we obtained a waiver for noncompliance related to these covenants.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The following discussion and analysis should be read in conjunction with our Condensed Financial Statements and related Notes included in this report. This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The statements contained in this report that are not historic in nature, particularly those that utilize terminology such as "may," "will," "should," "expects," "anticipates," "estimates," "believes," or "plans" or comparable terminology are forward-looking statements based on current expectations and assumptions. All forward-looking statements in this document are based on information currently available to us as of the date of this report, and we assume no obligation to update any forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

Background

    We are a developer, manufacturer and supplier of desktop systems that personalize plastic identification cards by printing images and text onto the cards, laminating them and electronically encoding them with information. We also sell the consumable supplies, such as ink ribbons, printheads and blank cards that are used with our systems.

Results of Operations

    The following table sets forth, for the periods indicated, certain selected financial data expressed as a percentage of net sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	1999	2000	1999
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	59.1%	50.7%	57.1%	51.1%

Gross profit	40.9%	49.3%	42.9%	48.9%
Operating expenses:
Research and development	8.8%	7.0%	8.4%	6.5%
Selling, general and administrative	21.4%	17.9%	19.5%	18.7%

Total operating expenses	30.2%	24.9%	27.9%	25.2%

Operating income	10.7%	24.4%	15.0%	23.7%

Comparison of Three Months Ended June 30, 2000 and 1999

    Net sales.  Net sales increased 1.3% to $14.1 million for the three month period ended June 30, 2000 from $13.9 million in the same period of 1999. The mix of net sales changed during this period with sales of plastic card personalization products increasing 2.8% to $13.9 million in the second quarter of 2000 from $13.5 million in the same period of 1999 and sales of products not related to plastic card personalization decreasing 51.9% to $182,000 for the second quarter of 2000 from $378,000 in the same period of 1999. Of the $13.9 million in sales attributable to plastic card personalization products in the second quarter of 2000, sales of equipment decreased 21.7% to $6.0 million from $7.6 million in the second quarter of 1999 and sales of supplies increased 34.5% to $7.9 million from $5.9 million in the second quarter of 1999.

    International sales increased 10.8% to $5.3 million in the second quarter of 2000 from $4.8 million in the same period of 1999 and accounted for 38.0% of net sales for the three months ended June 30, 2000 compared to 34.7% of net sales in the same period of 1999. International sales as a percentage of total sales were lower for the quarter ended June 30, 1999, due to large one-time sales to U.S. customers.

    Gross profit.  Gross profit as a percentage of net sales decreased to 40.9% for the three months ended June 30, 2000 from 49.3% in the same period of 1999. This decrease was primarily due to increased manufacturing start-up costs associated with products scheduled for introduction in 2000, which caused a decrease in gross profit of 3.9%. Also, an unfavorable change in the exchange rate on the Japanese yen verses the U.S. dollar caused a 2.6% decrease in gross profit. The yen-dollar exchange rate impacts our gross profit since we purchase much of our supplies for plastic card personalization from Japanese suppliers and a weaker U.S. dollar relative to the yen causes our purchasing costs to increase. In addition, increased discounts related to sales promotions in the quarter decreased gross profit by approximately .8%.

    We anticipate that our gross profit percentage for 2000 will be lower than 1999 due to exchange rates and manufacturing start-up costs of products scheduled for introduction in 2000.

    Research and development.  Research and development expenses increased 28.5% to $1.2 million for the three months ended June 30, 2000 from $965,000 in the same period of 1999. Engineering expenses as a percentage of net sales were 8.8% for the second quarter of 2000 compared to 7.0% for the same period of 1999. The increase in the second quarter of 2000 was primarily due to the continued development of our new high-definition printing (HDP) product line and other new plastic card personalization technologies. Research and development expenses consist primarily of engineering salaries and prototype component costs. We expect research and development expenses to continue at these higher levels for the foreseeable future.

    Selling, general and administrative.  Selling, general and administrative expenses increased 20.9% to $3.0 million for the three months ended June 30, 2000 from $2.5 million in the same period of 1999. As a percentage of net sales, selling, general and administrative expenses were 21.4% in the second quarter of 2000, compared to 17.9% for the same period of 1999. These increases are principally attributable to additional marketing promotion expenses.

    Operating income.  Operating income decreased 55.5% to $1.5 million for the quarter ended June 30, 2000 from $3.4 million during the same period of 1999. As a percentage of net sales, operating income was 10.7% in the second quarter of 2000 compared to 24.4% in the same period of 1999. The decrease in operating income as a percentage of net sales in 2000 was due to lower gross margins caused by increased manufacturing start-up costs, increased discounts related to sales promotions, additional promotional expenses and increased research and development expenses.

    Interest expense.  Interest expense totaled $579,000 for the three months ended June 30, 2000, compared to $1.5 million for the comparable period in 1999. Upon completion of the initial public offering of our common stock in February 2000, $33.9 million of the offering proceeds were used to reduce our outstanding debt. This reduction in our debt contributed to the lower interest expense, although the decrease was partially offset by higher interest rates. The weighted average interest rates on our term loan for the three months ended June 30, 2000 and 1999, were 8.2% and 8.3%, respectively.

    Income tax expense.  Income tax expense was $360,000 for the three months ended June 30, 2000, which results in an effective tax rate of 37.6%, compared to income tax expense of $741,000 and an effective tax rate of 36.4% for the same period of 1999.

    Net income available to common stockholders was $598,000, or $.05 per diluted share for the second quarter of 2000, compared with $651,000, or $.09 per diluted share for the comparable period of 1999.

Comparison of Six Months Ended June 30, 2000 and 1999

    Net sales.  Net sales increased 10.6% to $28.7 million for the six month period ended June 30, 2000 from $25.9 million in the same period of 1999. The mix of net sales changed during this period with sales of plastic card personalization products increasing 12.4% to $28.3 million from $25.2 million in the comparable period of 1999 and sales of products not related to plastic card personalization decreasing 52.2% to $362,000 for the six month period ended June 30, 2000, from $757,000 in the same period of 1999. Of the $28.3 million in sales attributable to plastic card personalization products for the six months ended June 30, 2000, sales of equipment decreased 6.0% to $12.5 million from $13.3 million in the same period of 1999 and sales of supplies increased 32.9% to $15.8 million from $11.9 million in 1999.

    International sales increased 23.7% to $11.4 million for the six months ended June 30, 2000, from $9.2 million in the same period of 1999. International sales accounted for 39.8% of net sales for the six months ended June 30, 2000, compared to 35.6% of net sales in the same period of 1999. International sales as a percentage of total sales were lower for the six months ended June 30, 1999, due to large one-time sales to U.S. customers.

    Gross profit.  Gross profit as a percentage of net sales decreased to 42.9% for the six months ended June 30, 2000, from 48.9% in the same period of 1999. This decrease was primarily due to increased manufacturing start-up costs associated with products scheduled for introduction in 2000, which caused a decrease in gross profit of 1.9%. In addition, increased discounts related to sales promotions decreased gross profit by 1.8%. Also, an unfavorable change in the exchange rate on the Japanese yen verses the U.S. dollar caused a 1.7% decrease in gross profit. The yen-dollar exchange rate impacts our gross profit since we purchase much of our supplies for plastic card personalization from Japanese suppliers and a weaker U.S. dollar relative to the yen causes our purchasing costs to increase.

    We anticipate that our gross profit percentage for 2000 will be lower than 1999 due to exchange rates and manufacturing start-up costs of products scheduled for introduction in 2000.

    Research and development.  Research and development expenses increased 43.6% to $2.4 million for the six months ended June 30, 2000 from $1.7 million in the same period of 1999. Engineering expenses as a percentage of net sales were 8.4% for the six months ended June 30, 2000, compared to 6.5% for the same period of 1999. The increase in 2000 was primarily due to the continued development of our new high-definition printing (HDP) product line and other new plastic card personalization technologies. Research and development expenses consist primarily of engineering salaries and prototype component costs. We expect research and development expenses to continue at these higher levels for the foreseeable future.

    Selling, general and administrative.  Selling, general and administrative expenses increased 15.0% to $5.6 million for the six months ended June 30, 2000, from $4.9 million in the same period of 1999. As a percentage of net sales, selling, general and administrative expenses were 19.5% in the six month period ended June 30, 2000, compared to 18.7% for the same period of 1999. These increases are principally attributable to additional marketing promotion expenses.

    Operating income.  Operating income decreased 30.2% to $4.3 million for the six month period ended June 30, 2000, from $6.1 million during the same period in 1999. As a percentage of net sales, operating income was 15.0% for the six months ended June 30, 2000, compared to 23.7% in the same period of 1999. The decrease in operating income as a percentage of net sales in 2000 was due to lower gross margins caused by increased manufacturing start-up costs, increased discounts related to sales promotions, additional promotional expenses and increased research and development expenses.

    Interest expense.  Interest expense totaled $1.6 million for the six months ended June 30, 2000, compared to $3.0 million for the comparable period in 1999. Upon completion of the initial public offering of our common stock in February 2000, $33.9 million of the offering proceeds were used to reduce outstanding debt. This reduction in our debt contributed to the lower interest expense, although the decrease was partially offset by higher interest rates. The weighted average interest rates on our term loan for the six months ended June 30, 2000 and 1999, were 8.6% and 8.2%, respectively.

    Extraordinary loss.  In connection with our offering of common stock, we recorded an extraordinary loss, net of tax, of $206,000 for the write-off of deferred financing costs related to the pay-down of senior bank debt.

    Income tax expense.  Income tax expense was $995,000 for the six months ended June 30, 2000, which results in an effective tax rate of 36.9%, compared to $1.2 million and an effective tax rate of 36.4% for the same period of 1999.

    Net income available to common stockholders was $1.1 million or $.11 per diluted share for the six months ended June 30, 2000, compared with $902,000, or $.13 per diluted share for the comparable period of 1999.

Liquidity and Capital Resources

    We have historically financed our operations, debt service and capital requirements through cash flows generated from operations. Working capital was $7.6 million at June 30, 2000 and December 31, 1999, respectively. Our current ratio was 1.8 at June 30, 2000 and December 31, 1999, respectively.

    Cash generated from operating activities for the six months ended June 30, 2000, totaled $635,000 due to net income of $1.5 million, a non-cash extraordinary item of $206,000, a decrease in deferred income taxes of $995,000 and depreciation and amortization of $546,000. These cash flows were partially offset by an increase in accounts receivable of $1.9 million and decreases in accounts payable and accrued liabilities of $683,000. Cash used by investing activities was $672,000 primarily for the purchase of equipment and leasehold improvements. Cash used in financing activities was $1.0 million primarily due to our initial public offering of common stock. Proceeds, net of underwriting discounts and commissions, from the stock offering were $69.0 million which were offset by a $35.1 million payment to repay all of the 8% redeemable preferred stock and accrued dividends and principal payments of $23.9 million on the term bank loan and $10.0 million on the note payable to stockholder. Additional principal payments on the term loan of $2.0 million were made during the six months ended June 30, 2000. We also received proceeds of $1.0 million from a draw down on our revolving bank credit line.

    Cash provided by operating activities for the six months ended June 30, 1999, was $3.9 million due to net income of $2.2 million, depreciation and amortization of $430,000, a decrease in deferred income taxes of $948,000 and increases in accounts payable and accrued liabilities of $2.1 million. These cash flows were partially offset by an increase in accounts receivable of $2.0 million. Cash used in investing activities was $638,000, primarily for the purchase of equipment and leasehold improvements. Cash used in financing activities was primarily for repayments on our bank term loan of $1.9 million.

    As of June 30, 2000, our borrowings consisted of $24.2 million owed under the term loan agreement with a syndicate of banks led by FleetBoston National Bank (formerly BankBoston, N.A.). In addition, we have a revolving credit facility available with the same bank syndicate that permits us to borrow up to $3.0 million, of which $1.0 million was outstanding at June 30, 2000. The weighted average interest rate on the term loan was 8.6% for the six months ended June 30, 2000. We were in noncompliance of certain covenants with our Senior Bank Facility at June 30, 2000. On August 10, 2000 we obtained a waiver for noncompliance related to these covenants. We are currently in the process of negotiating new financing arrangements that we expect will have terms more favorable to us. There is no assurance that these negotiations will result in a new credit arrangement or terms more favorable to us.

    We believe that funds generated from operations and funds available to us under our term loan and revolving credit agreements will be sufficient to finance our current operations and planned capital expenditure requirements for at least the next 12 months.

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

    There have been no material changes in the Company's market risk during the six months ended June 30, 2000. For additional information on market risk, refer to the "Quantitative and Qualitative Disclosures About Market Risk" section (Item 7A) of the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

PART II: OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

    Not applicable.

ITEM 2—CHANGES IN SECURITIES AND USE OF PROCEEDS

    Not applicable.

ITEM 3—DEFAULTS UPON SENIOR SECURITIES

    Not applicable.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

ITEM 5—OTHER INFORMATION

    None.

ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits.
Exhibit Number	Description
27.1	Financial Data Schedule

  (b)
  Reports on Form 8-K

    None.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARGO ELECTRONICS, INC.
August 14, 2000	/s/ GARY R. HOLLAND Gary R. Holland President and Chief Executive Officer
/s/ TONY J. DICK Tony J. Dick Principal Accounting Officer

EXHIBIT INDEX

Item No.	Description	Method of Filing
27.1	Financial Data Schedule	Filed herewith electronically

QuickLinks

FARGO ELECTRONICS, INC CONDENSED STATEMENTS OF OPERATIONS (Amounts in thousands, except per share data) (Unaudited)
FARGO ELECTRONICS, INC. NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
SIGNATURES
EXHIBIT INDEX