Form 10-Q
period 2000-09-30
FARGO ELECTRONICS INC
filed 2000-11-13
CIK 1098834

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File No.: 000-29029

FARGO ELECTRONICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	41-1959505
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
6533 Flying Cloud Drive Eden Prairie, Minnesota	55344
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (952) 941-9470

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of November 10, 2000, 11,746,017 shares of our Common Stock were outstanding.

FARGO ELECTRONICS, INC.

CONDENSED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

(Unaudited)

	September 30, 2000	December 31, 1999
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,505	$1,509
Accounts receivable, net	7,496	5,538
Inventories	7,497	6,578
Prepaid expenses	421	363
Deferred income taxes	2,789	2,789

Total current assets	19,708	16,777

Equipment and leasehold improvements, net	2,278	2,006
Other assets:
Deferred income taxes	27,741	29,169
Other	142	1,142

Total assets	$49,869	$49,094

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable and accrued liabilities	$4,186	$4,209
Current portion of notes payable, bank	—	5,000

Total current liabilities	4,186	9,209

Revolving credit facility	24,900
Notes payable, bank, less current portion	—	45,100
Note payable, stockholder	—	10,000
Series B, 8% redeemable preferred stock including accrued dividends, $.01 par value; 30,000 shares authorized, 30,000 shares issued and outstanding	—	34,733
Convertible participating preferred stock, $.01 par value; 10,000 shares authorized, 8,000 shares issued and outstanding	—	75,000
Commitments
Stockholders' equity (deficiency):
Common stock, $.01 par value; 50,000,000 shares authorized, 11,745,626 and 1,765,625 shares issued and outstanding at September 30, 2000 and December 31, 1999, respectively	117	18
Additional paid-in capital	145,157	1,782
Accumulated deficit	(123,687)	(125,823)
Deferred compensation	(79)	(100)
Stock subscription receivable	(725)	(825)

Total stockholders' equity (deficiency)	20,783	(124,948)

Total liabilities and stockholders' equity (deficiency)	$49,869	$49,094

The accompanying notes are an integral part of the unaudited condensed financial statements.

FARGO ELECTRONICS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
Net sales	$16,185	$15,207	$44,862	$41,147
Cost of sales	9,409	7,975	25,790	21,227

Gross profit	6,776	7,232	19,072	19,920

Operating expenses:
Research and development	1,347	1,116	3,760	2,796
Selling, general and administrative	2,980	2,144	8,575	7,011

Total operating expenses	4,327	3,260	12,335	9,807

Operating income	2,449	3,972	6,737	10,113

Other income (expense):
Interest expense	(643)	(1,454)	(2,292)	(4,452)
Interest income	13	27	68	72
Other, net	4	22	8	258

Total other expense	(626)	(1,405)	(2,216)	(4,122)

Income before provision for income taxes and extraordinary loss	1,823	2,567	4,521	5,991
Provision for income taxes	655	935	1,650	2,183

Income before extraordinary loss	1,168	1,632	2,871	3,808
Extraordinary loss, net of applicable income taxes	179	—	385	—

Net income	989	1,632	2,486	3,808
Accrued dividends on Series B, 8% redeemable preferred stock	—	(673)	(350)	(1,947)
Accretion of convertible participating preferred stock	—	(67,000)	—	(67,000)

Net income (loss) available to common stockholders	$989	$(66,041)	$2,136	$(65,139)

Net income (loss) per common share:
Basic earnings:
Income before extraordinary loss	$0.10	$(37.40)	$0.25	$(37.79)
Extraordinary loss	(0.02)	—	(0.04)	—

Net income (loss)	$0.08	$(37.40)	$0.21	$(37.79)

Diluted earnings:
Income (loss) before extraordinary loss	$0.10	$(37.40)	$0.23	$(37.79)
Extraordinary loss	(0.02)	—	(0.04)	—

Net income (loss)	$0.08	$(37.40)	$0.19	$(37.79)

Basic shares outstanding	11,749	1,766	10,264	1,724
Diluted shares outstanding	11,988	1,766	11,205	1,724

The accompanying notes are an integral part of the unaudited condensed financial statements.

FARGO ELECTRONICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2000	1999
Cash flows from operating activities:
Net income	$2,486	$3,808
Adjustments to reconcile net income to net cash provided by operating activities:
Extraordinary loss on write-off of deferred financing costs	385
Depreciation and amortization	928	698
Gain on sale of fixed assets	(3)	(7)
Deferred income taxes	1,650	1,667
Deferred compensation	21	5
Changes in operating items:
Accounts receivable	(1,958)	(1,541)
Inventories	(919)	(1,238)
Prepaid expenses	(58)	52
Accounts payable and accrued liabilities	(23)	2,191

Net cash provided by operating activities	2,509	5,635

Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(1,090)	(1,366)
Other	20	46

Net cash used in investing activities	(1,070)	(1,320)

Cash flows from financing activities:
Proceeds from initial public offering, net of $6,043 for offering costs	68,957
Redemption of redeemable preferred stock, including accrued dividends	(35,083)
Proceeds from revolving credit facility	26,500
Payments on revolving credit facility	(1,600)
Payments on notes payable, bank	(50,100)	(2,650)
Payments on note payable, stockholder	(10,000)
Payments on deferred financing costs	(185)	(133)
Proceeds from exercise of stock options	68

Net cash used in financing activities	(1,443)	(2,783)

Net (decrease) increase in cash and cash equivalents	(4)	1,532
Cash and cash equivalents, beginning of period	1,509	1,103

Cash and cash equivalents, end of period	$1,505	$2,635

Significant noncash transactions:
Conversion of convertible participating preferred stock into common stock	$75,000
Accretion of convertible participating preferred stock		$67,000
Accrued dividends on Series B, 8% redeemable preferred stock		1,947

The accompanying notes are an integral part of the unaudited condensed financial statements.

PART 1:  FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

FARGO ELECTRONICS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—BASIS OF PRESENTATION

    The interim condensed financial statements presented herein as of September 30, 2000, and for the three and nine months ended September 30, 2000 and 1999, are unaudited; however, in our opinion, the interim condensed financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented.

    The results of operations for the three and nine months ended September 30, 2000, do not necessarily indicate the results to be expected for the full year. The December 31, 1999, balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These unaudited interim condensed financial statements should be read in conjunction with our financial statements and notes thereto, contained in our Annual Report on Form 10-K for the year ended December 31, 1999.

NOTE 2—INVENTORIES (IN THOUSANDS)

	September 30, 2000	December 31, 1999
	(unaudited)
Raw materials and purchased parts	$6,563	$5,971
Work in process	319	134
Finished goods	615	473

Total inventories	$7,497	$6,578

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

    Upon the closing of the offering, all of our then outstanding convertible preferred stock automatically converted into common stock at a rate of 625 shares of common stock for each share of convertible preferred stock. After the offering, our authorized capital consists of 50,000,000 shares of common stock, of which 11,745,626 shares were outstanding as of September 30, 2000.

    In connection with our offering of common stock, we recorded an extraordinary loss, net of tax, of $206,000 for the write-off of deferred financing costs related to the pay down of senior bank debt.

NOTE 4—EARNINGS (LOSS) PER SHARE

    Basic earnings (loss) per share is calculated using the weighted average number of shares outstanding during the period. Diluted earnings (loss) per share is computed on the basis of the weighted average basic shares outstanding plus the dilutive effect of convertible participating preferred stock and outstanding stock options using the "treasury stock" method.

    The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
Basic earnings per share:
Numerator:
Net income (loss) available to common stockholders	$989	$(66,041)	$2,136	$(65,139)

Denominator:
Weighted average common shares	11,749	1,766	10,264	1,724

Weighted average basic shares outstanding	11,749	1,766	10,264	1,724

Basic net income (loss) per share	$0.08	$(37.40)	$0.21	$(37.79)

Diluted earnings per share:
Numerator:
Net income (loss) available to common stockholders	$989	$(66,041)	$2,136	$(65,139)

Denominator:
Weighted average common shares	11,749	1,766	10,264	1,724
Dilutive effect of convertible participating preferred stock	—	—	748	—
Dilutive effect of stock options	239	—	193	—

Weighted average dilutive shares outstanding	11,988	1,766	11,205	1,724

Diluted net income (loss) per share	$0.08	$(37.40)	$0.19	$(37.79)

    In the third quarter of 1999, the per share net loss available to common stockholders of $37.40, included $673,000 of preferred dividends and a $67.0 million charge for the accretion of convertible preferred stock. Net loss available to common stockholders of $37.79 for the nine months ended September 30, 1999, included $1.9 million of preferred dividends and a $67.0 million charge for the accretion of convertible preferred stock.

    Options to purchase 422,000 shares of common stock at a weighted average exercise price of $10.89 were outstanding but not included in the computation of diluted net income per share for the three and nine months ended September 30, 2000, since the exercise price was greater than the average market price of the common shares for the period.

NOTE 5—REVOLVING CREDIT FACILITY

    In September 2000, we entered into a $30 million dollar revolving credit facility which expires on April 1, 2003. Under the terms of the facility, we may borrow at the prime rate of interest plus a margin of .0% to .5% or LIBOR plus a margin of 1.0% to 1.75%, based upon certain financial coverage ratios. Interest based on the prime rate is payable monthly and LIBOR-based interest is due quarterly. The maximum borrowings under the facility are based on a multiple of our trailing twelve-month EBITDA, as defined in the agreement, and is reduced by $1 million quarterly beginning September 30, 2000. At September 30, 2000, borrowings bore interest at 10% based on prime rate. The facility is collateralized by substantially all of our assets. In October 2000, we elected to base interest at LIBOR plus the applicable margin, resulting in interest rates ranging from 8.37% to 8.55% for $24 million of the borrowings. The revolving credit facility requires, among other things, the maintenance of specified financial ratios including interest coverage and total debt to EBITDA, as defined in the agreement, and restrictions on capital expenditures. We used the proceeds from the revolving credit facility to pay off the outstanding senior bank debt.

    In connection with the full payment of the senior bank debt, we recorded an extraordinary loss, net of tax, of $179,000 for the write-off of deferred financing costs related to the senior bank debt.

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

Results of Operations

    The following table sets forth, for the periods indicated, certain selected financial data expressed as a percentage of net sales:

	Three Months Ended September 30		Nine Months Ended September 30
	2000	1999	2000	1999
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	58.1%	52.4%	57.5%	51.6%

Gross profit	41.9%	47.6%	42.5%	48.4%
Operating expenses:
Research and development	8.3%	7.3%	8.4%	6.8%
Selling, general and administrative	18.4%	14.1%	19.1%	17.0%

Total operating expenses	26.7%	21.4%	27.5%	23.8%

Operating income	15.2%	26.2%	15.0%	24.6%

Comparison of Three Months Ended September 30, 2000 and 1999

    Net sales.  Net sales increased 6.4% to $16.2 million for the three-month period ended September 30, 2000 from $15.2 million in the same period of 1999. The mix of net sales changed during this period with sales of plastic card personalization products increasing 7.8% to $16.1 million in the third quarter of 2000 from $14.9 million in the same period of 1999. Sales of products not related to plastic card personalization decreased 56.3% to $143,000 for the third quarter of 2000 from $327,000 in the same period of 1999. Of the $16.1 million in sales attributable to plastic card personalization products in the third quarter of 2000, sales of equipment decreased 6.1% to $6.8 million from $7.2 million in the third quarter of 1999, and sales of supplies increased 20.9% to $9.3 million from $7.7 million in the third quarter of 1999.

    International sales decreased 1.9% to $5.5 million in the third quarter of 2000 from $5.6 million in the same period of 1999 and accounted for 33.8% of net sales for the three months ended September 30, 2000 compared to 36.6% of net sales in the same period of 1999. The decline in international sales as a percent of total sales was principally due to increased volume in supplies revenue in the U.S.

    Gross profit.  Gross profit as a percentage of net sales decreased to 41.9% for the three months ended September 30, 2000 from 47.6% in the same period of 1999. This decrease was primarily due to manufacturing start-up costs related to our new products, an unfavorable change in the exchange rate on the Japanese yen versus the U.S. dollar, increased discounts and the mix of printers. The yen-dollar exchange rate impacts our gross profit since we purchase much of our supplies for plastic card personalization from Japanese suppliers and a weaker U.S. dollar relative to the yen causes our purchasing costs to increase.

    We anticipate that our gross profit percentage for the fourth quarter of 2000 will be lower than the fourth quarter of 1999 due to continued manufacturing start-up costs on products released in 2000.

    Research and development.  Research and development expenses increased 20.7% to $1.3 million for the three months ended September 30, 2000 from $1.1 million in the same period of 1999. Research and development expenses as a percentage of net sales were 8.3% for the third quarter of 2000 compared to 7.3% for the same period of 1999. The increase in the third quarter of 2000 was primarily due to the continued development of our new high-definition printing (HDP) and direct-to-card (DTC) product lines and other new plastic card personalization technologies. Research and development expenses consist primarily of engineering salaries and prototype component costs. We expect research and development expenses to continue at these higher levels for the foreseeable future.

    Selling, general and administrative.  Selling, general and administrative expenses increased 39.0% to $3.0 million for the three months ended September 30, 2000 from $2.1 million in the same period of 1999. As a percentage of net sales, selling, general and administrative expenses were 18.4% in the third quarter of 2000, compared to 14.1% for the same period of 1999. These increases are principally attributable to additional marketing promotion expenses.

    Operating income.  Operating income decreased 38.3% to $2.4 million for the quarter ended September 30, 2000 from $4.0 million during the same period of 1999. As a percentage of net sales, operating income was 15.2% in the third quarter of 2000 compared to 26.2% in the same period of 1999. The decrease in operating income as a percentage of net sales in 2000 was due to increased manufacturing start-up costs, the unfavorable change in the exchange rate on the Japanese yen versus the U.S. dollar, increased discounts, the mix of printers, increased research and development expenses and additional marketing promotion expenses.

    Interest expense.  Interest expense totaled $643,000 for the three months ended September 30, 2000, compared to $1.5 million for the comparable period in 1999. Upon completion of the initial public offering of our common stock in February 2000, $33.9 million of the offering proceeds were used to reduce our outstanding debt. This reduction in our debt contributed to the lower interest expense, although the decrease was partially offset by higher interest rates. The weighted average interest rate on our outstanding debt for the three months ended September 30, 2000 and 1999, was 9.3% and 8.3%, respectively.

    Extraordinary loss.  In connection with full payment of our senior bank debt, we recorded an extraordinary loss, net of tax, of $179,000 for the write-off of deferred financing costs related to the origination of the debt.

    Income tax expense.  Income tax expense was $655,000 for the three months ended September 30, 2000, which results in an effective tax rate of 35.9%, compared to income tax expense of $935,000 and an effective tax rate of 36.4% for the same period of 1999.

    Net income (loss) available to common stockholders.  Net income available to common stockholders was $989,000, or $.08 per diluted share for the third quarter of 2000, compared with a net loss available to common stockholders of $66.0 million, or $37.40 per diluted share for the comparable period of 1999. The third quarter of 1999 per share net loss available to common stockholders of $37.40 included $673,000 of preferred dividends and a $67.0 million charge for the accretion of convertible preferred stock.

Comparison of Nine Months Ended September 30, 2000 and 1999

    Net sales.  Net sales increased 9.0% to $44.9 million for the nine-month period ended September 30, 2000 from $41.1 million in the same period of 1999. The mix of net sales changed during this period with sales of plastic card personalization products increasing 10.7% to $44.4 million from $40.1 million in the comparable period of 1999. Sales of products not related to plastic card personalization decreased 53.5% to $504,000 for the nine-month period ended September 30, 2000, from $1.0 million in the same period of 1999. Of the $44.4 million in sales attributable to plastic card personalization products for the nine months ended September 30, 2000, sales of equipment decreased 6.0% to $19.3 million from $20.5 million in the same period of 1999 and sales of supplies increased 28.2% to $25.1 million from $19.6 million in 1999.

    International sales increased 13.7% to $16.9 million for the nine months ended September 30, 2000, from $14.9 million in the same period of 1999. International sales accounted for 37.7% of net sales for the nine months ended September 30, 2000, compared to 36.2% of net sales in the same period of 1999. International sales as a percentage of total sales were lower for the nine months ended September 30, 1999 due to large one-time sales to U.S. customers during 1999. For the nine months ended September 30, 2000, we experienced sales growth in all of our international geographic territories, particularly in Europe and Asia Pacific. We believe that international markets will continue to hold significant growth opportunities for us.

    Gross profit.  Gross profit as a percentage of net sales decreased to 42.5% for the nine months ended September 30, 2000, from 48.4% in the same period of 1999. This decrease was primarily due to manufacturing start-up costs related to our new products, an unfavorable change in the exchange rate on the Japanese yen versus the U.S. dollar, increased discounts and the mix of printers. The yen-dollar exchange rate impacts our gross profit since we purchase much of our supplies for plastic card personalization from Japanese suppliers and a weaker U.S. dollar relative to the yen causes our purchasing costs to increase.

    Research and development.  Research and development expenses increased 34.5% to $3.8 million for the nine months ended September 30, 2000 from $2.8 million in the same period of 1999. Research and development expenses as a percentage of net sales were 8.4% for the nine months ended September 30, 2000, compared to 6.8% for the same period of 1999. The increase in 2000 was primarily due to the continued development of our new high-definition printing (HDP) and direct-to-card (DTC) product lines and other new plastic card personalization technologies. Research and development expenses consist primarily of engineering salaries and prototype component costs. We expect research and development expenses to continue at these higher levels for the foreseeable future.

    Selling, general and administrative.  Selling, general and administrative expenses increased 22.3% to $8.6 million for the nine months ended September 30, 2000, from $7.0 million in the same period of 1999. As a percentage of net sales, selling, general and administrative expenses were 19.1% for the nine month period ended September 30, 2000, compared to 17.0% for the same period of 1999. These increases are principally attributable to additional marketing promotion expenses.

    Operating income.  Operating income decreased 33.4% to $6.7 million for the nine-month period ended September 30, 2000, from $10.1 million during the same period in 1999. As a percentage of net sales, operating income was 15.0% for the nine months ended September 30, 2000, compared to 24.6% for the same period of 1999. The decrease in operating income as a percentage of net sales in 2000 was due to increased manufacturing start-up costs, the unfavorable change in the exchange rate of the Japanese Yen versus the U.S. dollar, increased discounts, the mix of printers, increased research and development expenses and additional marketing promotion expenses.

    Interest expense.  Interest expense totaled $2.3 million for the nine months ended September 30, 2000, compared to $4.5 million for the comparable period in 1999. Upon completion of the initial public offering of our common stock in February 2000, $33.9 million of the offering proceeds were used to reduce outstanding debt. This reduction in our debt contributed to the lower interest expense, although the decrease was partially offset by higher interest rates. The weighted average interest rates on our outstanding debt for the nine months ended September 30, 2000 and 1999, was 8.9% and 8.3%, respectively.

    Extraordinary loss.  In connection with our initial offering of common stock in February of 2000, we recorded an extraordinary loss, net of tax, of $206,000 for the write-off of deferred financing costs related to the pay-down of senior bank debt. We also recorded an extraordinary loss, net of tax, of $179,000 for the write-off of the remaining deferred financing costs related to the origination of the senior bank debt that was paid in full in September of 2000 using proceeds from a new revolving credit facility.

    Income tax expense.  Income tax expense was $1.7 million for the nine months ended September 30, 2000, which results in an effective tax rate of 36.5%, compared to $2.2 million and an effective tax rate of 36.4% for the same period of 1999.

    Net income (loss) available to common stockholders.  Net income available to common stockholders was $2.1 million or $.19 per diluted share for the nine months ended September 30, 2000, compared with a net loss available to common stockholders of $65.1 million, or $37.79 per diluted share for the comparable period of 1999. The nine months ended September 30, 1999 per share net loss available to common stockholders of $37.79 included $1.9 million of preferred dividends and a $67.0 million charge for the accretion of convertible preferred stock.

Liquidity and Capital Resources

    We have historically financed our operations, debt service and capital requirements through cash flows generated from operations. Working capital was $15.5 million and $7.6 million at September 30, 2000 and December 31, 1999, respectively. Our current ratio was 4.7 and 1.8 at September 30, 2000 and December 31, 1999, respectively.

    Cash generated from operating activities for the nine months ended September 30, 2000, totaled $2.5 million due to net income of $2.5 million, a non-cash extraordinary item of $385,000, a decrease in deferred income taxes of $1.7 million and depreciation and amortization of $928,000. These cash flows were partially offset by an increase in accounts receivable of $2.0 million and an increase in inventories of $919,000. Cash used by investing activities was $1.1 million primarily for the purchase of equipment and leasehold improvements. Cash used in financing activities was $1.4 million primarily due to our initial public offering of common stock and repayment of our bank debt.

    Cash provided by operating activities for the nine months ended September 30, 1999, was $5.6 million due to net income of $3.8 million, depreciation and amortization of $698,000, a decrease in deferred income taxes of $1.7 million and increases in accounts payable and accrued liabilities of $2.2 million. These cash flows were partially offset by an increase in accounts receivable of $1.5 million and an increase in inventory of $1.2 million. Cash used in investing activities was $1.3 million, primarily for the purchase of equipment and leasehold improvements. Cash used in financing activities was primarily for repayments on our bank term loan of $2.7 million.

    As of September 30, 2000, our borrowings consisted of $24.9 million owed under the revolving credit facility loan agreement with LaSalle Bank and Harris Bank. The interest rate on the revolving credit facility loan was 10.0% at September 30, 2000. In October 2000, we elected to base interest at LIBOR plus the applicable margin, resulting in interest rates ranging from 8.37% to 8.55% for $24 million of the borrowings.

    We believe that funds generated from operations and funds available to us under our revolving credit facility agreement will be sufficient to finance our current operations and planned capital expenditure requirements for at least the next 12 months.

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

    There have been no material changes in the Company's market risk during the nine months ended September 30, 2000. For additional information on market risk, refer to the "Quantitative and Qualitative Disclosures About Market Risk" section (Item 7A) of the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

PART II:  OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

    Not applicable.

ITEM 2—CHANGES IN SECURITIES AND USE OF PROCEEDS

    Not applicable.

ITEM 3—DEFAULTS UPON SENIOR SECURITIES

    Not applicable.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

ITEM 5—OTHER INFORMATION

    None.

ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits.
Item No.	Description
3.1	Bylaws, as amended on August 3, 2000.
10.1	Credit Agreement, dated September 15, 2000, between Fargo Electronics, Inc., LaSalle Bank National Association and the other parties thereto.
10.2	Security Agreement, dated September 15, 2000, between Fargo Electronics, Inc., LaSalle Bank National Association and the other parties thereto.
10.3	Note, dated September 15, 2000, payable to LaSalle Bank National Association.
10.4	Note, dated September 15, 2000, payable to Harris Trust & Savings Bank.
27.1	Financial Data Schedule

  (b)
  Reports on Form 8-K

    None.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARGO ELECTRONICS, INC.
November 10, 2000	/s/ Gary R. Holland Gary R. Holland President and Chief Executive Officer
/s/ Tony J. Dick Tony J. Dick Principal Accounting Officer

EXHIBIT INDEX

Item No.	Description	Method of Filing
3.1	Bylaws, as amended on August 3, 2000.	Filed herewith electronically
10.1	Credit Agreement, dated September 15, 2000, between Fargo Electronics, Inc., LaSalle Bank National Association and the other parties thereto.	Filed herewith electronically
10.2	Security Agreement, dated September 15, 2000, between Fargo Electronics, Inc., LaSalle Bank National Association and the other parties thereto.	Filed herewith electronically
10.3	Note, dated September 15, 2000, payable to LaSalle Bank National Association.	Filed herewith electronically
10.4	Note, dated September 15, 2000, payable to Harris Trust & Savings Bank.
27.1	Financial Data Schedule	Filed herewith electronically

QuickLinks

  PART 1: FINANCIAL INFORMATION
  ITEM 1. CONDENSED FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
  PART II: OTHER INFORMATION
  ITEM 1—LEGAL PROCEEDINGS
  ITEM 2—CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 3—DEFAULTS UPON SENIOR SECURITIES
  ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5—OTHER INFORMATION
  ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES