Form 10-K
period 2000-12-31
FARGO ELECTRONICS INC
filed 2001-03-27
CIK 1098834

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File No.: 000-29029

FARGO ELECTRONICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	41-1959505
(State or other jurisdiction incorporation or organization)	(I.R.S. Employer Identification No.)
6533 Flying Cloud Drive Eden Prairie, Minnesota (Address of principal executive offices)	55344 (Zip Code)

Registrant's telephone number, including area code: (952) 941-9470

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    As of March 13, 2001, 11,749,608 shares of the Registrant's common stock were outstanding. The aggregate market value of the Registrant's outstanding common stock as of that date (based upon the last sale price of a share of common stock on that date as reported by the Nasdaq National Market), excluding outstanding shares beneficially owned by directors and executive officers, was $19,716,862.

DOCUMENTS INCORPORATED BY REFERENCE

    Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the registrant's Proxy Statement for its 2001 Annual Meeting to be held on May 3, 2001.

PART I

Item 1. BUSINESS

  (a)  General Development of the Business

    Fargo is a developer, manufacturer and supplier of desktop systems that personalize plastic identification cards by printing images and text onto the cards, laminating them and electronically encoding them with information. We also sell the consumable supplies, such as ink ribbons, overlaminates and blank cards that are used with our systems. We believe that we have built a reputation for technological leadership in our industry by applying our engineering expertise and knowledge of printing and data encoding to incorporate state-of-the-art technologies into our card personalization systems. The ability to customize cards using advanced technologies, coupled with the convenience of desktop systems, has created a market focused on the on-site production of high quality, tamper-resistant, personalized identification cards that can be created quickly and economically. Our customers use our systems to create personalized cards for a wide variety of applications in various industries, including:

  •
  corporate security and access;

  •
  student identification and access;

  •
  driver's licenses, government and military identification;

  •
  transportation;

  •
  recreation and gaming;

  •
  retail loyalty and discount cards; and

  •
  membership cards and passes.

    Our strong relationships with our distributors and resellers provide us with a competitive advantage. We distribute our products through a global network of distributors and resellers in more than 75 countries. We have manufactured and sold more than 50,000 card personalization systems in the past seven years.

    Since our inception in 1974, we have used our engineering expertise and knowledge of printing and data encoding technologies to build a reputation for technological leadership in our industry. Historically, we have leveraged our engineering capabilities to develop systems for multiple markets, including bar code printers, color office printers and card personalization systems.

    In February 1998, we restructured our business and completed a recapitalization of Fargo. As part of the restructuring, we brought in several members of our current management team and shifted our focus to the design, manufacture and sale of products for plastic card personalization and data encoding. We distributed certain assets and product lines to Primera Technology, Inc., a corporation solely owned by our founder. The distributed assets were part of separate product lines that we determined were not going to be a part of our future business strategy.

    In the recapitalization, a group of investors acquired an 80% interest in our company and our founder retained a 20% interest. For more information about the recapitalization, see Note 3 to our financial statements beginning on page F-10.

    In February 2000, we completed an initial public offering of 5,000,000 shares of our common stock, resulting in net proceeds of $69,750,000 before offering expenses. We used the proceeds of the offering to repay debt and redeem our redeemable preferred stock. For more information about the use of proceeds from the offering, see Note 2 to our financial statements beginning on page F-9.

    Fargo was originally incorporated in North Dakota in 1979 and reincorporated as a Minnesota corporation in 1985. We reincorporated as a Delaware corporation shortly before our initial public offering of common stock in February 2000. Our principal executive offices are located at 6533 Flying Cloud Drive, Eden Prairie, Minnesota 55344, and our telephone number is (952) 941-9470. Our web site address is www.fargo.com.

  (b)  Financial Information About Segments

    Our business is organized, managed and internally reported as a single segment. Geographical sales information is contained in Note 12 to our financial statements on page F-18 of this report, and is incorporated in this item by reference.

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

    For many years the primary method of producing identification cards was to overlay instant photographs and type-set text or logos on a plastic card and then apply a plastic laminate over the card for durability and longevity. The development of digital imaging and direct-to-card thermal dye sublimation processes in the late 1980's created the opportunity to create more durable identification and access cards that offer superior graphic and design capabilities and are less susceptible to alteration or forgery. The development of systems incorporating high definition printing, such as High Definition Printing™ (HDP), permits high quality images to be printed on cards with uneven surfaces and of varying size and thickness, such as smart cards and proximity cards. Traditional systems that could deal with the demands of printing on smart cards and proximity cards were expensive and difficult to use.

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

    Broad array of systems.  While our premium systems incorporate multiple functions, we seek to meet the varying needs of end users by offering several product lines including less sophisticated systems at lower prices. We currently offer two principal product series with variations within each series to meet customer needs.

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

    We began shipping our new line of High Definition Printing systems in January of 2000. High definition printing is a new process in which the printer first prints images onto a special clear film which is then laminated onto the surface of a blank card through heat and pressure. Because the graphics and text are printed on the underside of the film, the image is "sandwiched" between the film and the card for greater durability than direct-to-card printing. By printing on the film rather than directly on the surface of a card, the ceramic printheads in our HDP systems are less susceptible to damage that can result from contact with debris or imperfections on the hard surface of a card. High definition printing also eliminates the printing irregularities that can occur in direct-to-card printing when the printhead passes over a dirty or uneven area and fails to maintain contact with the card surface. For example, our HDP systems are ideal for printing on proximity cards and smart cards, which tend to have uneven surfaces due to embedded wires and smart chips. In summary, high definition printing produces higher quality images than direct to card printing, and the ability to print on virtually any card size, type or chemical composition, including biodegradable cards.

    Print methods.  Dye sublimation is the process our printers use to print smooth, continuous tone images that look truly photographic. This process uses a dye based ribbon roll that is partitioned by a number of consecutive color panels. The panels are grouped in a repeating series of the three process colors—yellow, magenta, and cyan—along the entire length of the ribbon. There can be additional panels for black and for a protective overlay as well as for printing on both sides of the card. During printing, a ceramic printhead containing hundreds of thermal elements heats the dyes on the ribbon which then vaporize and diffuse into the surface of either the card (for direct-to-card printing) or the HDP film. A separate pass is made for each of the panels on the ribbon. By combining the colors of each panel and by varying the heat used to transfer these colors, the printer is able to produce millions of photo realistic colors.

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

    Proximity cards have embedded electronic circuits that store data that can be read by a proximity reading device without the need for the card to make physical contact with the reader. Users can leave their proximity cards inside their wallet or purse while the reader processes the code, making the convenience of proximity cards increasingly popular for access control applications. We are working with leading proximity card manufacturers to incorporate proximity encoding operations into our HDP printers. We are currently investigating various methods of encoding biometric data—such as fingerprints or voice recognition features—on cards through our systems.

Our Products

    We currently manufacture two different product series with a variety of options within each series as illustrated in the following chart:

	Professional Series			Persona Series
	HDP Printers	Direct-To-Card Printers
	HDP710/720	Pro-L	DTC 500	C25, C15, C10, M10
Print Method	Dye sublimation/resin thermal transfer	Dye sublimation/resin thermal transfer	Dye sublimation/resin thermal transfer	C25, C15, C10: Dye sublimation/resin thermal transfer M10: Resin thermal transfer
Color Capability	Full Color	Full color and monochrome	Full color and monochrome	C25, C15, C10: Full color and monochrome M10: Monochrome
Maximum Print Speed	41 seconds (YMCK)	30 seconds (YMCK / Lam)	27 seconds (YMCKO) 7 seconds (monochrome)	C25: 30 seconds (YMCKO) C15: 35 seconds (YMCKO) C10: 40 seconds (YMCKO) M10, C10, C15, C25: 5 seconds (monochrome)
Printing Sides	HD720: Dual HD710: Single	Dual	DTC520/525: Dual DTC510/515: Single	C25: Dual M10, C10, C15: Single
Magnetic Stripe Option	Yes	Yes	Yes	Yes
Smart Card Option	Yes	Yes	Yes	C25, C15: Yes M10, C10: No
Card Hopper Capacity	250	100	DTC510/520: 100 DTC515/525: 200	C25, C15: 100 M10, C10: 50
Networking Capability	Yes	Yes	Yes	Yes
Compatibility	PC	PC	PC/MAC	C15, C10: PC/MAC C25, M10: PC

    We sell our products to resellers who offer our products to end-users typically as part of an integrated system that may also include a digital camera, a computer with card design software and other equipment manufactured by other companies. All of our systems are designed to be interoperable with the hardware, software and other equipment most often used by our resellers.

    In addition to manufacturing card personalization systems, a significant portion of our business is supplying our independent distributors and resellers with consumable supplies that are engineered to work compatibly with our printers, such as ribbons and overlaminates. Sales of these consumable supplies accounted for approximately 55%, 49% and 50% of our net sales of card personalization products in 2000, 1999 and 1998, respectively. Our consumable supplies business provides us with recurring revenues because our supplies are proprietary and unique to our systems. We engineer these supplies in cooperation with the manufacturers of these materials and some are specially designed and manufactured to produce superior cards and prevent operator errors. Printer ribbons have a panelized appearance and are used to create the images on the cards. Each ribbon prints a fixed number of cards so that an end user or distributor can calculate the number of ribbons needed to print a certain number of cards. Overlaminates are applied after the printing process and increase the durability of the cards. These overlaminates are offered in clear material, a standard holographic material, and in a custom holographic application where the end user may customize the holograph in the overlaminate in order to increase security as well as durability. Both the ribbons and the overlaminates include proprietary technology owned by their respective manufacturers and, in some cases, technology owned by us. In order to mitigate some of the difficulties that card systems experience in printing on uneven or dirty cards, we sell blank cards that are optically scanned to ensure that they are as clean and defect free as reasonably possible. We also sell, as part of our supplies business, replacement parts for the systems and extended warranties.

Sales and Marketing

    Distribution channels.  We market and sell our products through a distribution channel of independent distributors and resellers in more than 75 countries worldwide. We believe that our distribution network is the largest and most dedicated in our industry. During 2000, we have consolidated the number of distributors and resellers both internationally and domestically in order to streamline our channel based on our Professional Series limited distribution strategy.

    In conjunction with the introduction of our Professional Series systems in September of 2000, we implemented an exclusive distribution strategy for these premium systems in the United States. As with our international distributors, our domestic distributors and resellers that wish to sell our new Professional Series product line must commit to a distribution arrangement which requires, among other things, that our products constitute 80% of our resellers' total dollar volume of sales of card personalization systems and that our distributors sell exclusively Fargo printers. Our Professional Series is currently sold through five exclusive distributors and 130 value-added resellers who have agreed to meet the 80% volume requirement.

    Our Persona Series, which is our line of lower priced value systems, is available on a non-exclusive basis to all our distributors and resellers. In the United States, our Persona Series distribution network currently includes approximately 379 direct resellers, as well as nine distributors who distribute our products to their approximately 1,500 resellers nationwide.

    Our international distribution network includes 98 resellers and 48 distributors throughout Europe, Asia, Africa, Latin America and Australia. Although doing business in developing regions involves risks of political and economic instability, we are generally able to terminate our arrangements with our international distributors and resellers upon short notice in order to mitigate such risks. Additional information about our international sales is also included in Note 12 to our financial statements on page F-18 of this report.

    Our largest ten distributors and resellers accounted for a combined total of 40% of sales in 2000, one of which accounted for more than 10% of our sales in 2000. We support our distribution network and end-user customers through our offices in Eden Prairie, Minnesota. As of December 31, 2000, we directly employed 44 individuals engaged in sales, marketing and technical support.

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

    We provide training and technical support to our distributors and resellers to assist them in marketing and servicing our systems. Our on-site training workshops, instructional videos and live telephone support assist our resellers in helping end users make the purchasing decision that best suits their particular needs. Our repair times are three business days for personalization systems that are sent to us, whether or not those systems are covered by a warranty. In addition, our resellers are able to become Authorized Service Providers so that they can provide technical support directly to their customers. Many of them also offer their customers maintenance and support contracts for their integrated card personalization solutions.

    End-users and applications.  Our card personalization systems are used to create personalized cards for a wide variety of applications by end users in many different vertical markets, as illustrated below:

Corporate	Access control; time and attendance tracking; employee identification; parking passes
Education	Access control; student and staff identification; stored value for bookstore and cafeteria; library cards
Government	Drivers' licenses; military identification; social services identification and stored value; inmate and corrections staff identification
Healthcare	Access control; employee identification
Transportation	Bus and train passes; airport security
Gaming, Entertainment, and Hospitality	Access to events, exclusive privileges; stored value for gaming, restaurants and shops
Commerce and Recreation	Customer loyalty and discount cards; park passes; ski lift passes

Research and Product Development

    Our research and development strategy is to apply new technologies into our systems so that our products remain the highest quality and most advanced systems available. We have adopted a design and development approach that we believe will allow us to integrate new technologies into our product offering quickly and efficiently. We believe that emerging technologies, such as smart cards and proximity cards, will provide us with new opportunities to differentiate our systems from those of our competitors. We strive to involve our independent resellers to help us determine the needs of end users, assess our systems and better assure market acceptance of new products.

    We have assembled a highly trained staff of electrical, mechanical and chemical engineers and we devote significant resources to developing new card printing solutions and compatible proprietary supplies for our target markets, as well as maintain high standards of quality and reliability. As of

December 31, 2000, we had 37 employees engaged in new product design, engineering and development.

    As we implement our strategy to invest significant engineering resources in product development, our research and development costs grew to approximately 8.4% of net sales in 2000, compared to 7.3% of net sales in 1999 and 3.3% of net sales in 1998.

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

    As of December 31, 2000, we held 12 United States patents related to our card business. We have also filed applications for 50 additional United States patents that are currently pending. Our existing patents expire during the period between January 2009 and September 2018. We consider our most important patents to be those covering our methods for driving our printheads, our lamination methods and our method of identifying dye sublimation and thermal transfer ribbons. We also rely on proprietary manufacturing processes and techniques, materials expertise and trade secrets applicable to the manufacture of our systems. We believe that these proprietary rights may provide us with a competitive advantage as important as, if not more important than, patent protection. We seek to maintain the confidentiality of this proprietary information by requiring employees who have access to it to sign confidentiality and non-competition agreements and by limiting access by outside parties to such information. Some countries in which we do business do not offer the same level of protection for intellectual property as does the United States.

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

    We entered into a transition period in the last half of 2000 as we introduced several new products. The introduction of these products was delayed for several months as we encountered unforeseen engineering and manufacturing difficulties. As a result of these problems, we were unable to meet our sales forecasts and we incurred additional production costs that lowered our profit margins in 2000. We anticipate this transition period to continue through the second quarter of 2001.

Competition

    Many companies are engaged in the design and manufacture of personalization systems. We design and manufacture desktop thermal dye sublimation systems primarily for the on-demand personal identification card market. Competition in our market is intense and we expect it to increase. We expect to compete with a number of companies, some of which have greater financial, technical and marketing resources than we do. Our ability to compete successfully depends on many factors, some of which are outside of our control. Factors affecting our ability to compete include:

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

    The card personalization industry includes approximately 15 companies that manufacture digital card printers; however, the market is dominated by three manufacturers. We believe that Fargo is the leading manufacturer of desktop, or instant issue, systems. Our two largest competitors based on market share are DataCard Corporation and Zebra Technologies Corporation, which manufactures card printers under the Eltron brand name. We also compete with manufacturers of analog lamination systems, such as Polaroid Corporation.

Employees

    As of February 28, 2001, we employed approximately 198 persons, of whom 83 are engaged in manufacturing, 37 in research and development, 43 in sales, marketing and technical support and the balance in management and administrative positions. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages and consider relations with our employees to be good.

    All employees are required to sign a confidentiality and non-competition agreement prior to beginning employment with us. The confidentiality obligations do not expire and the non-competition restrictions are typically for a period of 12 months for most employees and 18 months for key employees and all engineers.

  (d)  Financial Information About Geographic Areas

    See Note 12 on page F-18 of our financial statements for information about export sales.

Item 1A.  CAUTIONARY STATEMENT REGARDING FUTURE RESULTS, FORWARD- LOOKING INFORMATION AND CERTAIN IMPORTANT FACTORS

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

    All of our revenue comes from sales through our distributor and reseller network and we do not sell our products directly to end users. Although our distributors and resellers have made certain contractual commitments to us, they are independent businesses that we do not control. We cannot be certain that they will continue to market or sell our systems effectively. In particular, our agreements with distributors and resellers of our Persona Series line of systems are typically non-exclusive, so our distributors and resellers could carry competing product lines, devote their efforts to other products in different markets, reduce or discontinue sales of our products or fail to devote the resources necessary to provide effective sales and marketing support of our products, which could have a material adverse effect on our financial condition and results of operations. In addition, we have moved to an exclusive distribution strategy for our Professional Series line of systems, so we rely on fewer distributors and resellers to sell our premium products. The failure of any one or more of these distributors or resellers of our Profession Series systems to effectively market and sell these products could impede our exclusive distribution strategy and negatively effect our sales. We are dependent upon the continued viability and financial stability of these distributors and resellers, many of which are small organizations with limited capital. We believe that our future growth and success will continue to depend in large part upon the success of our distributors in operating their own businesses.

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

    We sell a significant amount of our products to customers outside the United States, particularly in Asia. International sales accounted for 38% of our net sales in fiscal 2000. International sales represented 36% of our net sales in fiscal 1999 and fiscal 1998. We expect that shipments to international customers, including customers in Asia, will continue to account for a material portion of our net sales. The economic and financial instability that has occurred in Asia in the past has not had a material adverse affect on our business, although a recurrence of such instability could have a negative effect in the future. Sales outside the United States involve the following risks, among others:

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

    In addition, we purchase components from a number of foreign suppliers and outsource certain manufacturing tasks to foreign manufacturers. Because we use foreign currencies to make our largest purchases, currency fluctuations caused our purchasing costs to increase in 2000, and could continue to adversely affect our results of operations. In February of 2001, we entered into a new agreement with our supplier of dye sublimation ribbons to make our purchases in dollars rather than yen. Although this agreement will reduce the risks of increased purchasing costs if the value of the dollar declines relative to the yen, we will not be able to benefit from the full potential cost savings if the value of the dollar increases relative to the yen.

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

The complex design of our systems could result in continuing manufacturing delays and other problems that cause us to fail to meet the demand for our systems on a timely basis, increase the cost of our systems or both.

    We experienced engineering and manufacturing problems with some of our systems during 2000. Similar problems in the future could lead to production delays that cause our distribution network to choose to sell competing systems. In addition, manufacturing problems could result in higher material, labor and other costs which could increase the total cost of our systems and could decrease our profit margins. See "Manufacturing and Sources of Supply" on page 9 and "Results of Operations" on page 21.

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

    In addition, we currently have a significant level of debt under our revolving credit facility. This revolving credit facility imposes several restrictive conditions on our ability to incur additional indebtedness and pay dividends. This revolving credit facility, and other future credit facilities, may prevent us from taking steps necessary to further our growth. We anticipate we will not be in compliance with certain covenants in our revolving credit facility at March 31, 2001. Although we expect to amend the credit agreement on satisfactory terms, our failure to do so could increase the interest we pay on our debt and result in other negative consequences. See the Liquidity and Capital Resources section beginning on page 23 for more information about our revolving credit facility.

Item 2. PROPERTIES

    We currently lease approximately 70,576 square feet of space for our corporate headquarters and manufacturing facility in Eden Prairie, Minnesota. Our lease for this facility expires in September 2001 and we have the option of extending this lease for an additional two years. We are planning to extend our lease in our current facility through 2006 and lease an additional 25,000 square feet starting in January 2002.

Item 3. LEGAL PROCEEDINGS

    We do not believe that any legal matters exist that would have a material adverse effect on our business, financial condition or results of operations.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted for a vote of our security holders during the fourth quarter of the fiscal year covered by this report.

Item 4A. EXECUTIVE OFFICERS OF FARGO

Name	Age	Position
Gary R. Holland	59	President, Chief Executive Officer, and Chairman of the Board of Directors
Scott Ackerman	37	Vice President—Quality and Management Systems
Mark Andersen	40	Vice President—Sales
I. Tony Haugen	48	Vice President—Manufacturing
Kathleen Phillips	36	Vice President—Marketing
Tom Platner	41	Vice President—Engineering and Manufacturing
Jeffrey D. Upin	42	Vice President—Administration and General Counsel

    Gary R. Holland has served as our President and Chief Executive Officer since February 1998. From May 1997 to February 1998, Mr. Holland was the general manager of Fargo. From 1992 to 1997, Mr. Holland owned and operated two business and strategy consulting firms, Decision Process International and Holland & Associates. From 1982 to 1992, Mr. Holland was the President and CEO of Datacard Corporation. From 1979 to 1982, he was the President and Chief Operating Officer of CPT Corporation. Mr. Holland also serves as a member of the board of directors of Check Technology Corporation and as Chairman of the board of directors of Datakey Corporation.

    Scott Ackerman is our Vice President—Quality and Management Systems, a position he has held since January 2001. He was previously Director of Manufacturing for Fargo, and also served as General Manager of Fargo Electronics Jamaica Ltd., a Jamaican corporation located in Montego Bay, from 1995 through 1996. From 1993 to 1995, he was an Operations Manager at Piper Capital Management, and held various positions within the Audit Practice at the accounting firm KPMG from 1990 through 1993.

    Mark Andersen has been Vice President—Sales, since June 2000. He was Fargo's director of sales since 1997 and joined Fargo in 1994 as a regional sales manager. Prior to joining Fargo, he served in various computer products sales positions with a division of United Stationers, Inc.

    I. Tony Haugen is our Vice President—Manufacturing, a position he has held since 1992. From 1979 to 1992, Mr. Haugen held various manufacturing management and engineering positions at Seagate Technology, a leading manufacturer of disc drives.

    Kathleen Phillips has been our Vice President—Marketing, since June 2000. She joined Fargo in 1993, and has held various management positions at Fargo, including technical support, inside sales, customer service and most recently product marketing. Prior to joining Fargo, she held various positions in research and development, and technical support and services at Northgate Computer Systems from 1989 to 1992.

    Tom Platner has been our Vice President—Engineering and Manufacturing since November 2000. He joined Fargo as Director of Product Development in August 1999. Prior to joining Fargo, he worked as Engineering Manager and Director of Engineering at Rosemount Inc. of Eden Prairie from 1995 to 1999. He held various engineering positions at McQuay International of Minneapolis from 1985 to 1995, and for Carrier Corporation as a Field Application Engineer from 1981 to 1985.

    Jeffrey D. Upin has served as our General Counsel and held operational duties as Director of Supplies since April 1995. Mr. Upin was appointed as Fargo's Vice President—Administration in September of 2000. Prior to joining Fargo, Mr. Upin served as Vice President of St. Paul Clothiers, a regional retail operation.

PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  (a)  Market Information.

    Our common stock is currently traded on the Nasdaq National Market under the symbol "FRGO." The following table sets forth, the high and low sales prices per share as reported by the Nasdaq National Market for each full quarter since our initial public offering of common stock in February 2000.

Fiscal 2000	High	Low
Second Quarter	$12.13	$2.50
Third Quarter	$9.50	$3.50
Fourth Quarter	$6.31	$1.47

  (b)  Holders.

    As of March 6, 2000, we estimate that there were over 2,618 beneficial owners of shares of our common stock, which shares were held by 49 record holders.

  (c)  Dividends.

    We have not declared or paid any cash dividends on our common stock for past two fiscal years, other than S corporation distributions prior to our conversion to a C corporation in connection with our recapitalization in February 1998. Our Board of Directors presently intends to retain all earnings to repay remaining indebtedness under our credit facility, to support our operations and to finance expansion. Under Delaware law, we are permitted to pay dividends only out our surplus or net profits. In addition, our ability to declare and pay dividends is restricted by the terms of our credit facility.

  (d)  Recent Sales of Unregistered Securities.

    We did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, during the fiscal year ended December 31, 2000.

Item 6.  SELECTED FINANCIAL DATA.

    The data presented below as of and for the years ended December 31, 2000, 1999, 1998, 1997 and 1996 are derived from our audited financial statements. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this report and our financial statements and related notes beginning on page F-1 and other financial information included elsewhere in this report.

Summary Statements of Operations Data

(in thousands, except per share data)

	Year Ended December 31,
	2000	1999	1998	1997	1996
Net sales	$59,100	$54,907	$47,647	$55,140	$50,317
Cost of sales	34,721	28,928	23,195	27,938	25,614

Gross profit	24,379	25,979	24,452	27,202	24,703

Operating expenses:
Research and development	4,934	4,011	1,586	1,845	1,470
Selling, general and administrative	11,282	9,325	8,307	10,456	9,332
Recapitalization costs(1)	—	—	8,386	—	—

Total operating expenses	16,216	13,336	18,279	12,301	10,802

Operating income	8,163	12,643	6,173	14,901	13,901
Other income (expense):
Interest expense	(2,830)	(5,956)	(5,298)	—	—
Interest income	81	102	109	183	202
Other, net	7	270	(273)	(878)	(802)

Total other expense	(2,742)	(5,584)	(5,462)	(695)	(600)

Income before provision for income taxes and extraordinary loss	5,421	7,059	711	14,206	13,301
Provision for income taxes	1,979	2,575	2,800	—	—

Net income (loss) before extraordinary loss	3,442	4,484	(2,089)	14,206	13,301
Extraordinary loss, net of applicable income taxes	(385)	—	—	—	—

Net Income (loss)	3,057	4,484	(2,089)	14,206	13,301

Accrued dividends on redeemable preferred stock	(350)	(2,620)	(2,113)	—	—
Accretion of convertible participating preferred stock	—	(67,000)	—	—	—

Net income (loss) available to common stockholders	$2,707	$(65,136)	$(4,202)	$14,206	$13,301

Net income (loss) per common share:
Basic income (loss) before extraordinary loss	$0.29	$(37.56)	$(0.98)	$0.66	$0.62
Extraordinary loss	(0.04)	—	—	—	—

Net income (loss)	$0.25	$(37.56)	$(0.98)	$0.66	$0.62

Diluted income (loss) before extraordinary loss	$0.27	$(37.56)	$(0.98)	$0.66	$0.62
Extraordinary loss	(0.03)	—	—	—	—

Net income (loss)	$0.24	$(37.56)	$(0.98)	$0.66	$0.62

Weighted average common shares outstanding:
Basic	10,637	1,734	4,307	21,561	21,561

Diluted	11,413	1,734	4,307	21,561	21,561

(1)
Reflects expenses consisting primarily of employee compensation, legal and professional fees incurred by us in connection with our leveraged recapitalization in February 1998. See Note 3 of our financial statements. For the year ended December 31, 1998, excluding recapitalization costs and assuming we had been a C corporation the entire period, net income available to common stockholders would have been $3,709. For the year ended December 31, 1998, basic net income per common share would have been $0.86 and diluted net income per common share would have been $0.43, respectively.

Summary Balance Sheet Data

(in thousands)

	As of December 31,
	2000	1999	1998	1997	1996
Cash and cash equivalents	$1,223	$1,509	$1,103	$4,555	$5,720
Working capital	14,850	7,569	5,184	10,074	11,026
Total assets	48,815	49,094	46,628	13,477	16,017
Note payable, stockholder	—	10,000	10,000	—	—
Bank debt	22,900	50,100	53,500	—	—
Series B, 8% redeemable preferred stock	—	34,733	32,113	—	—
Convertible participating preferred stock	—	75,000	8,000	—	—
Stockholders' equity (deficiency)	21,359	(124,948)	(59,825)	11,434	12,442

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

    In February 1998, we recapitalized our company pursuant to which a group of investors acquired an 80% interest in Fargo. In connection with this recapitalization, we received $32 million in equity financing and incurred indebtedness of $70 million. The outstanding shares of common stock held by our founder and sole stockholder were redeemed with $87 million in cash, issuance of $6 million of redeemable preferred stock and the issuance of a $10 million note payable. This stockholder retained a 20% interest in Fargo immediately after the recapitalization.

    The transaction was accounted for as a leveraged recapitalization such that our assets and liabilities remain at their historical bases for financial reporting purposes. For income tax purposes, the transaction was treated as a taxable business combination such that the financial statements reflect a "step-up" in tax basis.

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

    Subsequent to the recapitalization, we have focused our business strategy on the design, manufacture and sales of products for plastic card personalization and data encoding. Product lines that are not related to our current strategy are in the process of being discontinued. These products, excluding product lines distributed to Primera Technology, Inc. in the recapitalization, constituted approximately $628,000, $1.4 million, and $4.1 million in net sales in 2000, 1999, and 1998, respectively.

    In February 2000, we completed an initial public offering of 5,000,000 shares of our common stock, resulting in net proceeds of $69,750,000 before offering expenses. We used the proceeds of the offering to repay debt and redeem our redeemable preferred stock. For more information about the use of proceeds from the offering, see Note 2 to our financial statements beginning on page F-9.

    The following table sets forth, for the periods indicated, the net sales related to plastic card personalization and encoding (card) products, and products not related to plastic card personalization (non-card) including non-card product lines distributed to Primera in the recapitalization:

	Years Ended December 31,
	2000	1999	1998
	(in thousands)
Card products	$58,472	$53,554	$41,652
Non-card products	628	1,353	5,995

Net sales	$59,100	$54,907	$47,647

Results of Operations

    The following table sets forth, for the periods indicated, certain selected financial data expressed as a percentage of net sales:

	Years Ended December 31,
	2000	1999	1998
Net sales	100.0%	100.0%	100.0%
Cost of sales	58.7	52.7	48.7

Gross profit	41.3	47.3	51.3

Operating expenses:
Research and development	8.4	7.3	3.3
Selling, general and administrative	19.1	17.0	17.4
Recapitalization costs	—	—	17.6

Total operating expenses	27.5	24.3	38.3

Operating income	13.8%	23.0%	13.0%

Comparison of Years Ended December 31, 2000 and 1999

    Net sales.  Net sales increased 7.6% to $59.1 million in 2000 from $54.9 million in 1999. The mix of net sales continued to change during this period with sales of plastic card personalization products increasing 9.1% to $58.5 million in 2000 from $53.6 million in 1999. Sales of products not related to plastic card personalization decreased 53.6% to $628,000 in 2000 from $1.3 million in 1999. Of the $58.5 million in sales attributable to plastic card personalization products in 2000, sales of equipment decreased 5.5% to $25.9 million from $27.4 million in 1999, and sales of supplies increased 24.0% to $32.6 million from $26.2 million in 1999. The decrease in sales of equipment was principally due to our inability to meet demand caused from unforeseen engineering and manufacturing difficulties as we ramped up production on our new products. The increase in sales of supplies was the result of increased volume of units in the field.

    International sales increased 13.7% to $22.6 million in 2000 from $19.9 million in 1999 and accounted for 38.3% of net sales in 2000 compared to 36.2% of net sales in 1999. The increase in international sales was primarily due to increased demand in most geographic markets.

    Gross profit.  Gross profit as a percentage of net sales decreased to 41.3% in 2000 from 47.3% in 1999. The decrease was primarily due to manufacturing start-up costs related to our new products, an unfavorable change in the exchange rate on the Japanese yen versus the U.S. dollar which increased our purchasing costs, increased discounts and the mix of printers sold. The yen impacts our gross margin since we purchase our ribbons from Japanese suppliers, however, with our new agreement with our Japanese supplier to purchase ribbons in dollars, this impact should be limited in 2001.

    We anticipate that our gross profit percentage for the first quarter of 2001 will be lower than the first quarter of 2000 due to continued manufacturing start-up costs on new products.

    Research and development.  Research and development expenses increased 23.0% to $4.9 million in 2000 from $4.0 million in 1999. Research and development expenses as a percentage of net sales were 8.4% for 2000 compared to 7.3% for 1999. The increase in 2000 was primarily due to the continued development of our new high-definition printing (HDP) and direct-to-card (DTC) product lines and other new plastic card personalization technologies. Research and development expenses consist primarily of engineering salaries and prototype component costs.

    Selling, general and administrative.  Selling, general and administrative expenses increased 21.0% to $11.3 million in 2000 from $9.3 million in 1999. As a percentage of net sales, selling, general and administrative expenses were 19.1% in 2000, compared to 17.0% in 1999. These increases are principally attributable to increased dealer promotional activities and additional marketing expenses to promote our new products.

    Operating income.  Operating income decreased 35.4% to $8.2 million in 2000 from $12.6 million in 1999. As a percentage of net sales, operating income was 13.8% in 2000 as compared to 23.0% in 1999.

    Interest expense.  Interest expense totaled $2.8 million in 2000 compared to $6.0 million in 1999. Upon completion of the initial public offering of our common stock in February 2000, $33.9 million of the offering proceeds were used to reduce our outstanding debt. This reduction in our debt contributed to the lower interest expense, although the decrease was partially offset by higher interest rates. We also refinanced our then outstanding senior bank debt with a revolving credit facility. The weighted average interest rate on our outstanding debt was 8.7% in 2000 as compared to 8.4% in 1999.

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

    Income tax expense.  Income tax expense was $2.0 million in 2000, which results in an effective tax rate of 36.5%, compared to income tax expense of $2.6 million and an effective tax rate of 36.5% in 1999.

Comparison of Years Ended December 31, 1999 and 1998

    Net sales.  Net sales increased 15.2% to $54.9 million in 1999 from $47.6 million in 1998. The mix of net sales changed significantly during this period with sales of plastic card personalization products increasing 28.6% to $53.6 million in 1999 from $41.7 million in 1998. Sales of products not related to plastic card personalization decreased 77.4% to $1.3 million in 1999 from $5.9 million in 1998. Of the $53.6 million in sales attributable to plastic card personalization products in 1999, sales of equipment increased 30.0% to $27.4 million from $21.0 million in 1998, and sales of supplies increased 27.1% to $26.2 million from $20.7 million in 1998.

    International sales increased 14.3% to $19.9 million in 1999 from $17.4 million in 1998 and accounted for 36.2% of net sales in 1999 compared to 36.4% of net sales in 1998.

    Gross profit.  Gross profit as a percentage of net sales decreased to 47.3% in 1999 from 51.3% in 1998. The decrease was primarily due to an unfavorable exchange rate on the yen and changes in our discounts and pricing structure, but this was partially offset by overhead efficiencies attributable to being focused solely on products related to plastic card personalization. The yen impacts our gross profit since we purchase our ribbons from Japanese suppliers.

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

    Selling, general and administrative.  Selling, general and administrative expenses increased 12.3% to $9.3 million in 1999 from $8.3 million in 1998. As a percentage of net sales, selling, general and administrative expenses were 17.0% in 1999, compared to 17.4% in 1998. The dollar increase in 1999 was principally attributable to additional marketing promotion expenses. In addition, we incurred higher professional fees related to updating our internal accounting and manufacturing systems to address year 2000 compliance.

    Operating income.  Operating income increased 104.8% to $12.6 million in 1999 from $6.2 million in 1998. As a percentage of net sales, operating income was 23.0% in 1999 as compared to 13.0% in 1998. The increase in operating income as a percentage of net sales in 1999 was principally attributable to the recapitalization costs of $8.4 million or 17.6% of net sales recorded in 1998. Without these recapitalization costs, 1998 operating income would have been $14.6 million or 30.6% of net sales.

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

Liquidity and Capital Resources

    We have historically financed our operations, debt service and capital requirements through cash flows generated from operations. Working capital was $14.9 million, $7.6 million, and $5.2 million at December 31, 2000, 1999, and 1998, respectively. Our current ratio was 4.3, 1.8, and 1.7 at December 31, 2000, 1999, and 1998, respectively.

    Cash generated from operating activities in 2000 totaled $4.5 million due to net income of $3.1 million and non-cash charges of $4.3 million for deferred income taxes, extraordinary items, depreciation and amortization and the provision for obsolete inventories. These cash flows were partially offset by an increase in accounts receivable of $1.3 million and an increase in inventories of $2.1 million. The increase in accounts receivable was due to the timing of sales and the increase in inventory resulted primarily from inventory purchased to support new product introductions. Cash used by investing activities was $1.4 million primarily for the purchase of equipment and leasehold improvements. Cash used in financing activities was $3.4 million primarily due to our initial public offering of common stock and payment on our notes payable bank and our revolving credit facility.

    Cash generated by operating activities in 1999 totaled $5.9 million due to net income of $4.5 million and non-cash charges of $3.2 million for deferred income taxes and depreciation and amortization. The cash generated from operations also included increases in accounts payable and accrued liabilities of $1.4 million. These cash flows were partially offset by an increase in accounts receivable of $844,000 and an increase in inventory of $2.3 million. In 1999, we used $1.6 million for the purchase of equipment and leasehold improvements. Cash flows from investing activities during 1999 were primarily for the repayment on notes payable to our bank of $3.4 million and $450,000 for payments of deferred offering costs.

    At December 31, 2000, our borrowings consisted of $22.9 million owed under the revolving credit agreement with LaSalle Bank and Harris Bank. In 2000, the weighted average interest rate on the revolving credit facility was 8.95%. We anticipate that, as of March 31, 2001, we will not be in compliance with certain financial covenants in our existing credit agreement. We are currently negotiating with our banks and we have signed a non-binding term sheet containing the terms upon which we expect to amend the agreement in a manner that we believe will result in a satisfactory outcome. If we are unable to amend the agreement on the terms outlined in the term sheet, the adverse consequences could include: the revolving credit facility immediately terminating, and the loans and all other obligations becoming immediately due and payable; the inability to borrow at the LIBOR rate; and the annual interest increasing by 2.00%.

    We believe that funds generated from operations and funds available to us under our revolving credit facility agreement will be sufficient to finance our current operations and planned capital expenditure requirements for at least the next 12 months.

Inflation

    We do not believe that inflation has had a material effect on our results of operations in recent years; however, there can be no assurance that our business will not be adversely affected by inflation in the future.

Recently Issued Accounting Standards

    The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements," in December 1999. The SAB summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. During the fourth quarter of 2000, we performed a comprehensive review of our revenue recognition policies and determined that they are in compliance with SAB 101.

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." We must adopt this standard no later than January 1, 2001. We have reviewed the requirements of this standard and expect that this standard will not affect our financial position or results of operations.

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

    We manage interest expense using a mix of fixed, floating and variable rate debt. To help manage borrowing costs, we may enter into interest rate swaps. Under these arrangements, we agree to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount. We had no interest rate derivatives outstanding at December 31, 2000. The fair value of interest rate derivatives outstanding at December 31, 1999, was not material. A one-percentage point adverse change in interest rates, upon which these contracts are based, would not cause these instruments to have a material impact on future earnings.

Foreign Currency Risk

    We denominate all foreign sales in U.S. dollars and make purchases from a material supplier using foreign currency and do not hedge against currency fluctuations. We purchase components and supplies from several Japanese suppliers. The strengthening of the yen versus the U.S. dollar in 2000 caused the cost of these supplies to increase. To date, currency fluctuations have not had a material effect on our results of operations or financial condition, but could in the future by causing our products to become less affordable or less price competitive than those of foreign manufactures or by causing the costs of our material supplies to increase. With the implementation of the agreement we made in February of 2001 with our supplier to purchase dye sublimation ribbons in dollars rather than in yen, we believe that we have reduced the risks of increased purchasing costs that would otherwise occur if the dollar weakens relative to the yen. We have foregone the opportunity, however, to benefit from the full potential cost savings if the dollar strengthens relative to the yen.

Equity Price Risk

    We do not generally invest in marketable equity securities. At December 31, 2000, we had approximately $1.2 million in cash and cash equivalents, comprising approximately 2.5% of our total assets. Accordingly, a sustained decrease in the rate of interest earned would not have a material adverse effect on our business.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial Statements

    Our financial statements and related notes are contained on pages F-1 to F-18 of this report. The index to such items is included in Item 14(a)(i).

Quarterly Results

    The following table sets forth certain unaudited quarterly financial data for 2000 and 1999. In our opinion, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information set forth therein. The operating results for any quarter are not necessarily indicative of results for any future period.

	Three Months Ended
	March 31, 1999	June 30, 1999	September 30, 1999	December 31, 1999
	(Amounts in thousands, except per share data)
Net sales	$12,067	$13,873	$15,207	$13,760
Gross profit	5,852	6,836	7,232	6,059
Operating expenses	3,092	3,455	3,260	3,529
Operating income	2,760	3,381	3,972	2,530
Net income	884	1,292	1,632	676
Net income (loss) available to common stockholders (1)	251	651	(66,041)	3
Basic earnings per share	$0.15	$0.38	$(37.40)	$—
Diluted earnings per share	$0.04	$0.09	$(37.40)	$—
	Three Months Ended
	March 31, 2000	June 30, 2000	September 30, 2000	December 31, 2000
Net sales	$14,617	$14,060	$16,185	$14,238
Gross profit	6,541	5,755	6,776	5,307
Operating expenses	3,757	4,251	4,327	3,881
Operating income	2,784	1,504	2,449	1,426
Net income before extraordinary loss	1,106	598	1,168	570
Net income	900	598	989	570
Net income available to common stockholders (1)	550	598	989	570
Net income (loss) per common share:
Basic earnings:
Income before extraordinary loss	$0.10	$0.05	$0.10	$0.05
Extraordinary loss	(0.02)	—	(0.02)	—

Net income	$0.08	$0.05	$0.08	$0.05

Diluted earnings:
Income before extraordinary loss	$0.08	$0.05	$0.10	$0.05
Extraordinary loss	(0.02)	—	(0.02)	—

Net income	$0.06	$0.05	$0.08	$0.05

(1)
Reflects accrued dividends on series B, 8% redeemable preferred stock and the accretion of convertible participating preferred stock as follows:

	Three Months Ended
	March 31, 1999	June 30, 1999	September 30, 1999	December 31, 1999	March 31, 2000
Accrued dividends on Series B, 8% redeemable preferred stock	$633	$641	$673	$673	$350
Accretion of convertible participating preferred stock			67,000

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    (a)  Directors of the Registrant.

    The information under the caption "Election of Directors—Information About Nominees" and  "—Other Information About Nominees" in our 2001 Proxy Statement is incorporated herein by reference.

    (b)  Executive Officers of the Registrant.

    Information concerning our Executive Officers is included in this Annual Report on Form 10-K under Item 4A, "Executive Officers of Fargo."

    (c)  Compliance with Section 16(a) of the Exchange Act.

    The information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in our 2001 Proxy Statement is incorporated herein by reference.

Item 11.  EXECUTIVE COMPENSATION.

    The information under the caption "Executive Compensation" in our 2001 Proxy Statement is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information under the caption "Security Ownership of Certain Beneficial Owners and Management" in our 2001 Proxy Statement is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information under the caption "Executive Compensation—Certain Transactions" in our 2001 Proxy Statement is incorporated herein by reference.

PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) List of documents filed as part of this report:

    (1)  Financial Statements:

    The following financial statements are included in this report on the pages indicated:

Page(s)
Report of Independent Accountants	F-1
Balance Sheets at December 31, 2000 and 1999	F-2
Statements of Operations for the years ended December 31, 2000, 1999 and 1998	F-3
Statements of Changes in Stockholders' Equity (Deficiency) for the years ended December 31, 2000, 1999 and 1998	F-4
Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998	F-5 to F-6
Notes to Financial Statements	F-7 to F-18

    (2)  Financial Statement Schedule:

    The following financial statement schedule is included herein and should be read in conjunction with the financial statements referred to above:

      Report of Independent Accountant's on Financial Statement Schedule

      Schedule II—Valuation and Qualifying Accounts

    All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

Report of Independent Accountants on
Financial Statement Schedule

To the Stockholders and Board of Directors of Fargo Electronics, Inc.:

    Our audits of the financial statements referred to in our report dated January 26, 2001, appearing in the December 31, 2000, Annual Report to Stockholders of Fargo Electronics, Inc. (which report and financial statements are included in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.

                      /s/ PRICEWATERHOUSECOOPERS LLP

Minneapolis, Minnesota
January 26, 2001

Schedule II
Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Valuation account for accounts receivable:
Year ended December 31, 2000	$300,000	$90,983	$140,983	$250,000
Year ended December 31, 1999	$250,000	$130,629	$80,629	$300,000
Year ended December 31, 1998(1)	$440,000	$123,759	$313,759	$250,000
Valuation account for inventory:
Year ended December 31, 2000	$711,676	$547,619	$194,373	$1,064,922
Year ended December 31, 1999	$925,000	$61,000	$274,324	$711,676
Year ended December 31, 1998(2)	$1,300,000	$61,600	$436,600	$925,000

(1)
Fargo decreased its reserve $190,000 at February 18, 1998, due to the distribution of net assets to Primera Technology, Inc.

(2)
Fargo decreased its reserve $375,000 at February 18, 1998, due to the distribution of net assets to Primera Technology, Inc.

    (3)  Exhibits

    The exhibits to this Annual Report on Form 10-K are listed in the Exhibit Index contained on pages E-1 through E-4 of this report.

    We will furnish a copy of any exhibit to a stockholder who requests a copy in writing. We reserve the right to charge a reasonable fee to cover our costs. Requests should be sent to: Jeffrey D. Upin, Vice President of Administration and General Counsel, Fargo Electronics, Inc, 6533 Flying Cloud Drive, Eden Prairie, MN 55344.

    The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c):

  A.
  Amended and Restated 1998 Stock Option and Grant Plan (incorporated by reference to Exhibit 10.2 to Fargo's Registration Statement on Form S-1 (File No. 333-90937)).

  B.
  2001 Employee Stock Purchase Plan (filed electronically herewith).

  C.
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

  F.
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

FARGO ELECTRONICS, INC.
By	/s/ GARY R. HOLLAND Gary R. Holland Chairman of the Board of Directors, President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 23, 2001 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title
/s/ GARY R. HOLLAND Gary R. Holland	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)
/s/ TONY J. DICK Tony J. Dick	Director of Finance (Principal Financial Officer and Principal Accounting Officer)
/s/ MICHAEL C. CHILD Michael C. Child	Director
/s/ EVERETT V. COX Everett V. Cox	Director
/s/ WILLIAM H. GIBBS William H. Gibbs	Director
/s/ KENT O. LILLEMOE Kent O. Lillemoe	Director
/s/ ELAINE A. PULLEN Elaine A. Pullen	Director

Fargo Electronics, Inc.

Index to Financial Statements

Page(s)
Report of Independent Accountants	F-1
Balance Sheets	F-2
Statements of Operations	F-3
Statement of Changes in Stockholders' Equity (Deficiency)	F-4
Statements of Cash Flows	F-5 - F-6
Notes to Financial Statements	F-7 - F-18

Report of Independent Accountants

To the Stockholders and Board of Directors of
Fargo Electronics, Inc.:

    In our opinion, the accompanying balance sheets and the related statements of operations, changes in stockholders' equity (deficiency) and cash flows present fairly, in all material respects, the financial position of Fargo Electronics, Inc. (the Company) at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

January 26, 2001

Fargo Electronics, Inc.

Balance Sheets

At December 31, 2000 and 1999

(In thousands)

	2000	1999
ASSETS
Current assets:
Cash and cash equivalents	$1,223	$1,509
Accounts receivable, net	6,754	5,538
Inventories	8,118	6,578
Prepaid expenses	248	364
Deferred income taxes	3,063	2,789

Total current assets	19,406	16,778

Equipment and leasehold improvements, net	2,079	2,006
Other assets:
Deferred income taxes	27,200	29,169
Deferred financing costs, net	108	656
Other, primarily deferred offering costs in 1999	22	485

Total assets	$48,815	$49,094

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
Current portion of notes payable, bank		$5,000
Accounts payable	$2,832	2,382
Accrued liabilities	1,724	1,827

Total current liabilities	4,556	9,209

Revolving credit facility	22,900
Notes payable, bank, less current portion		45,100
Note payable, stockholder		10,000
Series B, 8% redeemable preferred stock including accrued dividends, $.01 par value; 30,000 shares authorized, 30,000 shares issued and outstanding		34,733
Convertible participating preferred stock, $.01 par value; 10,000 shares authorized, 8,000 shares issued and outstanding		75,000
Commitments
Stockholders' equity (deficiency):
Common stock, $.01 par value; 50,000 and 12,500 shares authorized, 11,746 and 1,766 shares issued and outstanding at December 31, 2000 and 1999, respectively	117	18
Additional paid-in capital	145,155	1,782
Accumulated deficit	(123,116)	(125,823)
Deferred compensation	(72)	(100)
Stock subscription receivable	(725)	(825)

Total stockholders' equity (deficiency)	21,359	(124,948)

Total liabilities and stockholders' equity (deficiency)	$48,815	$49,094

The accompanying notes are an integral part of the financial statements.

Fargo Electronics, Inc.

Statements of Operations

For the years ended December 31, 2000, 1999 and 1998

(In thousands, except per share amounts)

	2000	1999	1998
Net sales	$59,100	$54,907	$47,647
Cost of sales	34,721	28,928	23,195

Gross profit	24,379	25,979	24,452

Operating expenses:
Research and development	4,934	4,011	1,586
Selling, general and administrative	11,282	9,325	8,307
Recapitalization costs			8,386

Total operating expenses	16,216	13,336	18,279

Operating income	8,163	12,643	6,173

Other income (expense):
Interest expense	(2,830)	(5,956)	(5,298)
Interest income	81	102	109
Other, net	7	270	(273)

Total other expense	(2,742)	(5,584)	(5,462)

Income before provision for income taxes and extraordinary loss	5,421	7,059	711
Provision for income taxes	1,979	2,575	2,800

Net income (loss) before extraordinary loss	3,442	4,484	(2,089)
Extraordinary loss, net of applicable income taxes of $222	(385)

Net income (loss)	3,057	4,484	(2,089)
Accrued dividends on Series B, 8% redeemable preferred stock	(350)	(2,620)	(2,113)
Accretion of convertible participating preferred stock		(67,000)

Net income (loss) available to common stockholders	$2,707	$(65,136)	$(4,202)

Net income (loss) per common share:
Basic earnings:
Income (loss) before extraordinary loss	$.29	$(37.56)	$(.98)
Extraordinary loss	(.04)

Net income (loss)	$.25	$(37.56)	$(.98)

Diluted earnings:
Income (loss) before extraordinary loss	$.27	$(37.56)	$(.98)
Extraordinary loss	(.03)

Net income (loss)	$.24	$(37.56)	$(.98)

Weighted average common shares outstanding:
Basic	10,637	1,734	4,307
Diluted	11,413	1,734	4,307

The accompanying notes are an integral part of the financial statements.

Fargo Electronics, Inc.

Statement of Changes in Stockholders' Equity (Deficiency)

For the years ended December 31, 2000, 1999 and 1998

(In thousands)

	Common Stock
							Total Stockholders' Equity (Deficiency)
	Number of Shares	Par Value	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Deferred Compensation	Stock Subscription Receivable
Balance, December 31, 1997	21,561	$216		$11,219			$11,435
Redemption of stock and distribution to founder	(19,918)	(199)		(96,801)			(97,000)
Exchange of common stock	(393)	(4)		(5,996)			(6,000)
Agreement with founder				(687)			(687)
Cash dividend declared and paid to founder				(1,673)			(1,673)
Cash contribution from founder				2,700			2,700
Distribution of PTI assets				(1,183)			(1,183)
Stock bonus to employees			$850				850
Deferred income taxes recorded as part of the recapitalization				35,936			35,936
Restrictive stock grants	438	4	696			$(700)
Accrued dividends on Series B, 8% redeemable preferred stock				(2,113)			(2,113)
Net loss				(2,089)			(2,089)

Balance, December 31, 1998	1,688	17	1,546	(60,687)		(700)	(59,824)
Restrictive stock grants	78	1	124			(125)
Deferred compensation			112		$(112)
Amortization of deferred compensation					12		12
Accrued dividends on Series B, 8% redeemable preferred stock				(2,620)			(2,620)
Accretion of convertible participating preferred stock				(67,000)			(67,000)
Net income				4,484			4,484

Balance, December 31, 1999	1,766	18	1,782	(125,823)	(100)	(825)	(124,948)
Proceeds from initial public offering, net of $6,496 for offering costs	5,000	50	68,454				68,504
Conversion of convertible participating preferred stock	5,000	50	74,950				75,000
Accrued dividends on Series B, 8% redeemable preferred stock				(350)			(350)
Shares issued from exercise of stock options	12		18				18
Payment received for stock subscription						50	50
Restrictive stock cancellation	(31)	(1)	(49)			50
Amortization of deferred compensation					28		28
Net income				3,057			3,057

Balance, December 31, 2000	11,747	$117	$145,155	$(123,116)	$(72)	$(725)	$21,359

The accompanying notes are an integral part of the financial statements.

Fargo Electronics, Inc.

Statements of Cash Flows

For the years ended December 31, 2000, 1999 and 1998

(In thousands)

	2000	1999	1998
Cash flows from operating activities:
Net income (loss)	$3,057	$4,484	$(2,089)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Extraordinary loss	385
Depreciation and amortization	1,427	1,076	764
Gain on sale of equipment	(3)	(7)	(20)
Provision for doubtful accounts and sales returns	91	131	124
Provision for obsolete inventories	548	61	62
Deferred income taxes	1,917	2,173	1,805
Deferred compensation	28	12
Stock bonus to employees			850
Changes in operating items exclusive of assets and liabilities distributed:
Accounts receivable	(1,307)	(894)	(2,360)
Inventories	(2,088)	(2,347)	(546)
Prepaid expenses	116	(122)	(132)
Accounts payable	450	1,752	(361)
Accrued liabilities	(103)	(382)	818

Net cash provided by (used in) operating activities	4,518	5,937	(1,085)

Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(1,378)	(1,610)	(916)
Proceeds from sale of equipment	17	10	43
Other	3	53	(47)

Net cash used in investing activities	(1,358)	(1,547)	(920)

Cash flows from financing activities:
Proceeds from initial public offering, net of $6,046 for offering costs	68,954
Proceeds from notes payable, bank			55,000
Proceeds from revolving credit facility	26,500		5,000
Payments on notes payable, bank	(50,100)	(3,400)	(1,500)
Payments on revolving credit facility	(3,600)		(5,000)
Payments on note payable, shareholder	(10,000)
Payments of deferred financing costs	(185)	(134)	(974)
Payments of deferred offering costs		(450)
Issuance of preferred stock			32,000
Repurchase of common stock			(87,000)
Redemption of redeemable preferred stock, including accrued dividend	(35,083)
Proceeds from exercise of stock options	68
Cash dividends			(1,673)
Contribution from stockholder			2,700

Net cash used in financing activities	(3,446)	(3,984)	(1,447)

Net (decrease) increase in cash and cash equivalents	(286)	406	(3,452)
Cash and cash equivalents, beginning of period	1,509	1,103	4,555

Cash and cash equivalents, end of period	$1,223	$1,509	$1,103

The accompanying notes are an integral part of the financial statements.

	2000	1999	1998
Cash paid during the period for:
Interest	$2,607	$5,617	$4,577
Income taxes		525	1,087
Noncash transactions:
Restrictive stock grants (cancellations)	$(50)	$125	$700
Deferred tax asset related to step-up in basis			35,936
Stockholder agreement			687
Distribution of net assets to stockholder			1,183
Note payable, stockholder, issued in exchange for common stock			10,000
Accrued dividends on Series B, 8% redeemable preferred stock	350	2,620	2,113
Issuance of preferred stock in exchange for common stock			6,000
Accretion of convertible participating preferred stock		67,000
Conversion of convertible participating preferred stock into common stock	75,000

The accompanying notes are an integral part of the financial statements.

Fargo Electronics, Inc.

Notes to Financial Statements

1. Nature of Business and Summary of Significant Accounting Policies

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

    The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements," in December 1999. The SAB summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. During the fourth quarter of 2000, the Company performed a comprehensive review of its revenue recognition policies and determined that they are in compliance with SAB 101.

  Research and Development

    Research and development costs are charged to expense as incurred.

  Deferred Financing Costs

    Deferred financing costs are being amortized to interest expense over the term of the related debt using the effective interest rate method.

  Income Taxes

    Prior to the Recapitalization (see Note 3), the Company had elected S Corporation status under the applicable sections of the Internal Revenue Code (IRC) and relevant state income tax regulations, whereby income of the Company was included in the income tax returns of its founder and sole stockholder. Accordingly, the financial statements for the periods prior to the Recapitalization do not reflect the income tax effects of the Company's operations. Effective February 18, 1998, the Company elected to be taxed as a C Corporation under the provisions of the IRC.

    For the periods subsequent to February 18, 1998, deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and tax rates in effect for the periods in which the differences are expected to reverse. The tax effects of the temporary differences which resulted from the "step-up" in tax basis (Notes 3 and 9) have been reflected in stockholders' equity (deficiency) at February 18, 1998. The provision for income taxes is the tax payable for the period plus the change during the period in deferred income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

  Fair Value of Financial Instruments

    The Company considers that the carrying amount of financial instruments, including accounts receivable, accounts payable, accrued liabilities and revolving credit facility, approximates fair value. Interest on notes payable is payable at rates which approximate fair value.

  Segment Information

    The Company's business is organized, managed and internally reported as a single segment.

  Stock-Based Compensation

    The Company measures compensation expense for its stock-based compensation plan using the intrinsic value method. Accordingly, compensation cost for stock options granted to employees is measured as the excess, if any, of the value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company provides disclosure of the effect on net income (loss) as if the fair value-based method has been applied in measuring compensation expense.

  Earnings Per Share

    Basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of outstanding common shares and potentially dilutive shares relating to stock options and preferred stock.

    The following provides a reconciliation of shares used in the computation of basic and diluted earnings per share (in thousands):

	2000	1999	1998
Weighted average common shares outstanding:
Basic	10,637	1,734	4,307
Effect of dilutive stock options and convertible participating preferred stock	776

Diluted	11,413	1,734	4,307

    Options to purchase 369,400 shares of common stock were outstanding at December 31, 2000, but were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares. The options and convertible participating preferred stock were not included in the computation of diluted net loss per common share for the years ended December 31, 1999 and 1998, because they would not have had a dilutive effect.

  Use of Estimates

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the periods reported. Actual results could differ from those estimates.

  Recently Issued Accounting Standards

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company must adopt this standard no later than January 1, 2001. The Company has reviewed the requirements of this standard and expects that this standard will not affect its financial position or results of operations.

2. Initial Public Offering

    In February 2000, the Company completed an initial public offering in which 5,000,000 shares of the Company's common stock were sold at $15 per share. The aggregate offering price of the shares offered was $75,000,000. All of the offered shares were sold, and the net proceeds from the offering were $69,750,000 after deducting the underwriting discounts and commissions of $5,250,000. Offering expenses were approximately $1,246,000, including $450,000 of offering cost included in other assets at December 31, 1999.

    The net proceeds from the offering were used as follows (in thousands):

Repayment of a note payable, stockholder, plus accrued interest	$10,153
Redemption of redeemable preferred stock, plus accrued dividends	35,083
Repayment of principal and interest under our senior bank facility	23,718

Total	$68,954

    Upon the closing of the offering, all of the outstanding convertible preferred stock automatically converted into common stock at a rate of 625 shares of common stock for each share of convertible preferred stock.

3. Recapitalization

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

    The effects of the Recapitalization on the Statement of Changes in Stockholders' Equity (Deficiency) are summarized as follows (in thousands):

Redemption and distribution to founder paid in cash	$(87,000)
Redemption and distribution to founder in exchange for a note payable	(10,000)
Issuance of preferred stock in exchange for common stock	(6,000)
Agreement with founder	(687)
Dividend declared and paid to founder	(1,673)
Cash contribution from founder	2,700
Distribution of PTI assets	(1,183)
Stock bonus to employees	850
Deferred income taxes	35,936

$(67,057)

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

    Subsequent to the Recapitalization, Fargo has focused its business strategy on the design, manufacture and sales of printers and supplies for plastic card personalization and data encoding. Product lines that are not related to the Company's current strategy are in the process of being discontinued. Net sales related to these product lines for the years ended December 31, 2000, 1999 and 1998, were approximately $628,000, $1,400,000 and $4,100,000, respectively.

4. Selected Balance Sheet Information (in thousands)

  Accounts Receivable, Net

	December 31
	2000	1999
Trade accounts receivable	$7,004	$5,838
Less allowance for doubtful accounts and sales returns	(250)	(300)

	$6,754	$5,538

    For the year ended December 31, 2000, one customer accounted for approximately 10% of total net sales.

  Inventories

	December 31
	2000	1999
Raw materials and purchased parts	$8,241	$6,683
Work in process	289	134
Finished goods	653	473

	9,183	7,290
Less allowance for obsolete inventories	(1,065)	(712)

	$8,118	$6,578

  Equipment and Leasehold Improvements, Net

	December 31
	2000	1999
Tooling and manufacturing equipment	$4,169	$3,214
Office and other equipment	3,013	2,616
Leasehold improvements	488	488

	7,670	6,318
Less accumulated depreciation and amortization	(5,591)	(4,312)

	$2,079	$2,006

  Deferred Financing Costs, Net

	December 31
	2000	1999
Deferred financing costs	$119	$1,106
Less accumulated amortization	(11)	(450)

	$108	$656

  Accrued Liabilities

	December 31
	2000	1999
Accrued interest	$468	$426
Accrued vacation	320	250
Customer advances	262	247
Accrued warranties	256	250
Accrued advertising	224	179
Payable to stockholder (Note 10)		212
Other	194	263

	$1,724	$1,827

5. Financing Arrangements

  Revolving Credit Facility

    In September 2000, the Company entered into a $30 million dollar revolving credit facility which expires on April 1, 2003. Proceeds from the revolving credit facility were used to pay off the outstanding senior bank debt. Under the terms of the facility, the Company may borrow at the prime rate of interest plus a margin of 0% to .5% or LIBOR plus a margin of 1.0% to 1.75%, based upon meeting certain financial coverage ratios. Interest based on the prime rate and LIBOR rate is due monthly. The maximum borrowings under the facility are based on a multiple of the Company's trailing twelve-month EBITDA, as defined in the agreement, and is reduced quarterly by $1,000,000 beginning September 30, 2000. At December 31, 2000, the Company had $981,000 available under the facility.

    At December 31, 2000, borrowings bore interest at a weighted average rate of 8.95% based on a combination of prime and LIBOR rates plus applicable margins (prime was 9.50% and LIBOR was 6.48% at December 31, 2000). The agreement also requires the Company to pay a fee equal to .375% of the unused portion of revolving credit facility. Borrowings under the facility are collateralized by substantially all of the Company's assets. The revolving credit facility requires, among other things, the maintenance of specified financial ratios including interest coverage and total debt to EBITDA, as defined in the agreement, restrictions on capital expenditures and the payment of dividends. The Company was in compliance with its debt covenants at December 31, 2000. The Company anticipates it will be in violation of these covenants at March 31, 2001; however, the Company is currently negotiating with its banks to amend the loan agreement and presently anticipates a successful resolution to these negotiations. If the Company is unable to successfully negotiate with the banks, the adverse consequences could include: the revolving credit facility immediately terminating, and the loans and all other obligations becoming immediately due and payable; the inability to borrow at the LIBOR rate; and the margin increasing by 2.00% per year.

    Minimum principal payments on the revolving credit facility at December 31, 2000, are as follows (in thousands):

2002	$2,900
2003	20,000

$22,900

  Notes Payable, Bank

    The Company had a $58,000,000 senior bank facility with a syndicate of banks. The senior bank facility provided for two term loans aggregating $55,000,000 and a revolving credit loan facility of $3,000,000.

    Borrowings under the senior bank facility bore interest at variable rates, generally based on the Eurodollar rate plus applicable margin. The weighted average interest rate on the senior bank facility was 8.4% for the years ended December 31, 1999 and 1998, respectively.

    In connection with the payment of the senior bank debt, the Company recorded an extraordinary loss, net of income taxes, of $385,000 for the write-off of deferred financing costs related to the senior bank debt.

  Note Payable, Stockholder

    In connection with the Recapitalization, the Company issued a $10,000,000 subordinated promissory note payable to the Company's founder. This note bore an interest rate of 12%, payable annually. Subject to the terms of the senior bank facility, this note was payable at the earliest to occur of (a) the liquidation of the Company, (b) an initial public offering, or (c) August 18, 2004. Interest expense incurred under this note for the years ended December 31, 2000, 1999 and 1998, was $153,000, $1,200,000 and $1,039,000, respectively. Upon the Company's IPO in February 2000, the note was paid.

6. Preferred Stock

    In connection with the Recapitalization, the Company issued 30,000 shares of Series B, 8% redeemable preferred stock (Redeemable Preferred) and 8,000 shares of convertible participating preferred stock (Convertible Preferred).

    The holders of the Redeemable Preferred were entitled to receive quarterly cash dividends at the rate of 8% per year subject to the restrictions of the senior bank facility. These dividends were mandatory, cumulative and compounded semi-annually. The Redeemable Preferred had liquidation preference to the Convertible Preferred and common stock. The Redeemable Preferred shares were redeemed upon the closing of the IPO at a redemption price of $1,000 per share plus $5,083,000 in accrued dividends.

    The Convertible Preferred participated with the Company's common stock in voting and had liquidation preference to common stock. At December 31, 1999, the Convertible Preferred was recorded at the estimated fair market value of the common stock which was approximately $15 per share. The Convertible Preferred was converted into 5,000,000 shares of the Company's common stock on a 625 for 1 basis upon the closing of the IPO.

7. Stock Option and Grant Plan

    In February 1998, the Board of Directors and stockholders adopted the Fargo Electronics, Inc. 1998 Stock Option and Grant Plan (the Plan) which, as amended, authorizes and reserves a maximum number of shares for issuance equal to 12% of the outstanding common stock, not to exceed 1,500,000. At December 31, 2000, 1,409,522 shares were available for issuance under the Plan. The Plan is administered by the Compensation Committee of the Board of Directors and provides for the grant of: (a) incentive stock options; (b) nonqualified stock options; (c) restricted stock; and (d) unrestricted stock awards to employees, officers, directors and others, subject to certain limitations, as defined by the Plan. Stock options issued under the Plan generally have an exercise price equal to the fair market value on the date of grant, vest and become exercisable ratably over four years, and expire from seven to ten years from the date of grant.

    The restricted stock has an exercise price equal to the fair market value on the date of grant. Shares are awarded to employees, which are subject to certain forfeiture and transferability restrictions that lapse after specified employment periods. The restrictions on the awards expire over a period not to exceed four years. Sales of the restricted stock are paid for by means of recourse promissory notes with payment terms of four years. The restricted stock has a weighted average exercise price of $1.60.

    Stock option and restricted stock activity for 2000 and 1999 was as follows (in thousands, except per share data):

	Shares Available	Options Outstanding	Restricted Stock Outstanding	Weighted Average Exercise Price Per Share of Options
Balance, December 31, 1998	114	143	438	$1.60
Plan amendment	243
Granted	(173)	95	78	$3.97
Cancelled	10	(10)		$1.60

Balance, December 31, 1999	194	228	516	$2.59
Plan amendment	472
Granted	(663)	663
Cancelled	107	(75)	(32)	$8.05
Exercised		(12)	(31)	$8.19

Balance, December 31, 2000	110	804	453	$6.58

    Information related to stock options outstanding and exercisable at December 31, 2000 is as follows (in thousands, except per share data):

Options Outstanding

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$1.60-$2.40	147	7.7 years	$1.60
$2.75-$4.13	208	9.5 years	2.75
$5.09-$7.64	79	8.9 years	5.87
$8.63-$11.00	370	9.3 years	10.87

	804		$6.58

Options Exercisable

Range of Exercise Prices	Number Exercisable	Weighted Average Exercise Price
$1.60-$2.40	62	$1.60
$5.09-$7.64	12	6.40

	74	$2.36

    During February 2000, 46,875 options became fully vested upon the IPO.

    During the year ended December 31, 1999, the Company recorded deferred compensation of $112,000 for 8,750 options granted at a discount from the estimated fair market value of the Company's common stock. For the year ended December 31, 2000 and 1999, the Company recorded compensation expense of $28,000 and $12,000, respectively, for these grants.

    Had compensation cost for the plan been determined based on the fair value of options at the date of grant, the Company's net income (loss) available to common stockholders and basic and diluted net income (loss) per share would have been reduced to the following pro forma amounts:

	2000	1999	1998
Net income (loss) available to common stockholders (in thousands)
As reported	$2,707	$(65,136)	$(4,202)
Pro forma	1,866	(65,167)	(4,208)
Basic earnings per common share:
As reported	$.25	$(37.56)	$(.98)
Pro forma	.18	(37.58)	(.98)
Diluted earnings per common share:
As reported	$.24	$(37.56)	$(.98)
Pro forma	.16	(37.58)	(.98)

    The weighted average grant-date fair value of options granted during 2000, 1999 and 1998 was $7.27, $3.97 and $1.60, respectively, which was determined using the Black-Scholes method and the following key assumptions:

Assumptions	2000	1999	1998
Volatility	116.45%	43.41%	50.76%
Risk-free interest rates	4.81% to 6.34%	4.64% to 5.76%	4.16% to 5.60%
Expected life	Six years	Four years	Four years
Expected dividends	None	None	None

8. Benefit Plan

    The Company has a retirement savings plan pursuant to Section 401(k) of the IRC whereby eligible employees may contribute up to 15% of their earnings either before taxes (subject to IRS limitation) or after tax, not to exceed annual amounts allowed under the IRC. In addition, the Company may also make discretionary matching contributions. Company matching contributions for the years ended December 31, 2000, 1999 and 1998, were $175,000, $149,000 and $109,000, respectively.

9. Income Taxes

    The components of the provision for income taxes are as follows (in thousands):

	2000	1999	1998
Currently payable:
Federal	$57	$360	$904
State	5	42	91

	62	402	995

Deferred:
Federal	1,811	1,886	1,700
State	106	287	105

	1,917	2,173	1,805

Provision for income taxes	$1,979	$2,575	$2,800

    Temporary differences comprising the net deferred tax assets recognized in the accompanying balance sheets at December 31, 2000 and 1999, are as follows (in thousands):

	2000	1999
Tax goodwill	$28,992	$31,306
Other, net	1,271	652

Net deferred tax assets	$30,263	$31,958

    A reconciliation between the Company's effective tax and the federal statutory tax is as follows (in thousands):

	2000	1999	1998
Provision for federal income taxes at statutory rate	$1,843	$2,400	$242
State income taxes, net of federal benefit	108	136	15
S Corporation loss from January 1, 1998 to February 18, 1998			2,394
Other	28	39	149

Total	$1,979	$2,575	$2,800

    As discussed in Note 3, the Company's financial statements for the periods prior to February 18, 1998, do not reflect income taxes as the Company had elected S Corporation status.

    For federal and state income tax purposes, the Recapitalization (Note 3) was a taxable business combination and is a qualified stock purchase. The buyer and seller have elected jointly to treat the Recapitalization as an asset acquisition under Section 338(h)(10) of the IRC. In connection with the Recapitalization, the Company recorded a deferred tax asset with a corresponding credit to retained earnings of $35,936,000 at February 18, 1998, related to future tax deductions for the net excess of the tax bases of the assets and liabilities over the financial statement carrying amounts.

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

10. Other Related Party Transactions

  Contract Assembly

    Fargo contracts with Fargo Electronics Jamaica, Ltd., a company solely owned by the Company's founder, to assemble certain components. Assembly charges paid to Fargo Electronics Jamaica, Ltd. for the years ended December 31, 2000, 1999 and 1998, were approximately $1,076,000, $910,000 and $774,000, respectively.

  Travel Services

    The Company historically had contracted with Fargo Aviation, Inc. (FAI), a company solely owned by the Company's founder to provide travel services for the Company and its founder. All contracts and obligations of the Company relating to FAI were terminated in connection with the Recapitalization. Expenses incurred under these arrangements were approximately $141,000 in 1998.

  Agreement

    The Company had an agreement with the Company's founder, which was assigned to PTI. The agreement required Fargo to pay approximately $27,000 per month for a period of three years from the date of the Recapitalization. The agreement provided that the Company may terminate the agreement, at its discretion, upon completion of an IPO prior to the end of the agreement and upon payment of 50% of any unpaid balance. On March 1, 2000, the Company paid $158,500 to terminate the agreement.

11. Commitments

    The Company leases office, warehouse and manufacturing space under an operating lease that expires in September 2001. Future minimum lease payments in 2001 are $246,000. Total rent expense for the years ended December 31, 2000, 1999 and 1998, was $706,000, $649,000 and $1,141,000, respectively.

12. Export Sales

    Export sales were as follows (in thousands):

	2000	1999	1998
Europe	$9,020	$7,861	$7,312
Asia	5,133	4,581	3,078
North and South America (other than the United States)	4,469	3,747	3,950
Other	3,987	3,702	3,015

	$22,609	$19,891	$17,355

FARGO ELECTRONICS, INC.

EXHIBIT INDEX TO ANNUAL REPORT
ON FORM 10-K

For the fiscal year ended December 31, 2000

Item No.	Description	Method of Filing
2.2	Certificate of Ownership and Merger between Fargo Electronics, Inc., a Minnesota corporation and Fargo Electronics, Inc., a Delaware corporation	Incorporated by reference to Exhibit 2.2 to Fargo's Form 10-K for the fiscal year ended December 31, 1999 (File No. 000-90937)
2.3	Articles of Merger	Incorporated by reference to Exhibit 2.3 to Fargo's Form 10-K for the fiscal year ended December 31, 1999 (File No. 000-90937)
2.4	Agreement and Plan of Merger, between Fargo Electronics, Inc., a Minnesota corporation and Fargo Electronics, Inc., a Delaware corporation	Incorporated by reference to Exhibit 2.4 to Fargo's Form 10-K for the fiscal year ended December 31, 1999 (File No. 000-90937)
3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference to Exhibit 3.1 to Fargo's Form 10-K for the fiscal year ended December 31, 1999 (File No. 000-90937)
3.2	Bylaws, as amended on August 3, 2000	Incorporated by reference to Exhibit 3.2 to Fargo's 10-Q for the quarter ended September 30, 2000 (File No. 333-90937).
4.1	Stockholder Rights Agreement	Incorporated by reference to Exhibit 4.1 to Fargo's Form 10-K for the fiscal year ended December 31, 1999 (File No. 000-90937)
10.1	Office/Warehouse Lease, dated June 15, 1996, between Fargo Electronics, Inc. and Opus Northwest L.L.C., as amended	Incorporated by reference to Exhibit 10.1 to Fargo's Registration Statement on Form S-1 (File No. 333-90937).
10.2	Amended and Restated 1998 Stock Option and Grant Plan, as amended	Filed electronically herewith.
10.3	Form of Restricted Stock Agreement under the Amended and Restated 1998 Stock Option and Grant Plan	Incorporated by reference to Exhibit 10.3 to Fargo's Registration Statement on Form S-1 (File No. 333-90937).

10.4	Form of Non-qualified Stock Option Agreement under the Amended and Restated 1998 Stock Option and Grant Plan	Incorporated by reference to Exhibit 10.4 to Fargo's Registration Statement on Form S-1 (File No. 333-90937).
10.5	Form of Incentive Stock Option under the Amended and Restated 1998 Stock Option and Grant Plan	Incorporated by reference to Exhibit 10.5 to Fargo's Registration Statement on Form S-1 (File No. 333-90937).
10.6	Technology and Trademark License Agreement, dated February 17, 1998, between Fargo Electronics, Inc. and Primera Technology, Inc	Incorporated by reference to Exhibit 10.6 to Fargo's Registration Statement on Form S-1 (File No. 333-90937).
10.7	Consulting Agreement, dated March 16, 1999, between Fargo Electronics, Inc. and William Gibbs	Incorporated by reference to Exhibit 10.7 to Fargo's Registration Statement on Form S-1 (File No. 333-90937).
10.8	Amended and Restated Employment Agreement, dated April 15, 1999, between Fargo Electronics, Inc. and Gary R. Holland	Incorporated by reference to Exhibit 10.8 to Fargo's Registration Statement on Form S-1 (File No. 333-90937).
10.9	Form of Indemnification Agreement for directors and executive officers of Fargo Electronics, Inc	Incorporated by reference to Exhibit 10.9 to Fargo's Registration Statement on Form S-1 (File No. 333-90937).
10.10	Stockholders' Agreement, dated February 18, 1998, between Fargo Electronics, Inc., Robert Cummins and certain Investors, as amended	Incorporated by reference to Exhibit 10.10 to Fargo's Registration Statement on Form S-1 (File No. 333-90937).
10.11	Revolving Credit and Term Loan Agreement, dated February 18, 1998, between Fargo Electronics, Inc. and BankBoston, N.A., as amended	Incorporated by reference to Exhibit 10.11 to Fargo's Registration Statement on Form S-1 (File No. 333-90937).

10.12	Subordination Agreement, dated February 18, 1998, by and between Fargo Electronics, Inc., Robert Cummins and BankBoston, N.A	Incorporated by reference to Exhibit 10.12 to Fargo's Registration Statement on Form S-1 (File No. 333-90937).
10.13	Subordinated Promissory Note dated February 18, 1998 between Fargo Electronics, Inc. and Robert Cummins	Incorporated by reference to Exhibit 10.13 to Fargo's Registration Statement on Form S-1 (File No. 333-90937).
10.14	Security Agreement, dated February 18, 1998, between Fargo Electronics, Inc. and BankBoston, N.A	Incorporated by reference to Exhibit 10.14 to Fargo's Registration Statement on Form S-1 (File No. 333-90937).
10.15	Trademark Collateral Security and Pledge Agreement, dated February 18, 1998, between Fargo Electronics, Inc. and BankBoston, N.A	Incorporated by reference to Exhibit 10.15 to Fargo's Registration Statement on Form S-1 (File No. 333-90937).
10.16	Patent Collateral Assignment and Security Agreement, dated February 18, 1998, between Fargo Electronics, Inc. and BankBoston, N.A	Incorporated by reference to Exhibit 10.16 to Fargo's Registration Statement on Form S-1 (File No. 333-90937).
10.17	Non-Compete Agreement dated Feb. 18, 1998 between Fargo Electronics, Inc., Robert Cummins and Primera Technology, Inc.	Incorporated by reference to Exhibit 10.17 to Fargo's Registration Statement on Form S-1 (File No. 333-90937).
10.18	Amended and Restated Consulting Agreement, dated February 18, 1998, between Fargo Electronics, Inc. and Primera Technology, Inc	Incorporated by reference to Exhibit 10.18 to Fargo's Registration Statement on Form S-1 (File No. 333-90937).
10.19	Third Amendment to Revolving Credit and Term Loan Facility, dated February 7, 2000, between Fargo Electronics, Inc. and BankBoston N.A	Incorporated by reference to Exhibit 10.19 to Fargo's Form 10-K for the fiscal year ended December 31, 1999 (File No. 000-90937).
10.20	2001 Employee Stock Purchase Plan	Filed electronically herewith.

10.21	Credit Agreement, dated September 15, 2000, between Fargo Electronics, Inc., LaSalle Bank National Association and the other parties thereto	Incorporated by reference to Exhibit 10.1 to Fargo's 10-Q for the quarter ended September 30, 2000 (File No. 333-90937).
10.22	Security Agreement, dated September 15, 2000, between Fargo Electronics, Inc., LaSalle Bank National Association and the other parties thereto	Incorporated by reference to Exhibit 10.2 to Fargo's 10-Q for the quarter ended September 30, 2000 (File No. 333-90937).
10.23	Note, dated September 15, 2000, payable to LaSalle Bank National Association	Incorporated by reference to Exhibit 10.3 to Fargo's 10-Q for the quarter ended September 30, 2000 (File No. 333-90937).
10.23	Note, dated September 15, 2000, payable to Harris Trust & Savings Bank	Incorporated by reference to Exhibit 10.4 to Fargo's 10-Q for the quarter ended September 30, 2000 (File No. 333-90937).
23.1	Consent of Pricewaterhouse Coopers, LLP	Filed electronically herewith.

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
PART I
  Item 1. BUSINESS
  Item 1A. CAUTIONARY STATEMENT REGARDING FUTURE RESULTS, FORWARD- LOOKING INFORMATION AND CERTAIN IMPORTANT FACTORS
  Item 2. PROPERTIES
  Item 3. LEGAL PROCEEDINGS
  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  Item 4A. EXECUTIVE OFFICERS OF FARGO
PART II
  Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
  Item 6. SELECTED FINANCIAL DATA.
Summary Statements of Operations Data (in thousands, except per share data)
Summary Balance Sheet Data (in thousands)
  Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
PART IV
  Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
Report of Independent Accountants on Financial Statement Schedule
Schedule II Valuation and Qualifying Accounts
SIGNATURES
Fargo Electronics, Inc. Index to Financial Statements
Report of Independent Accountants
Fargo Electronics, Inc. Balance Sheets At December 31, 2000 and 1999 (In thousands)
Fargo Electronics, Inc. Statements of Operations For the years ended December 31, 2000, 1999 and 1998 (In thousands, except per share amounts)
Fargo Electronics, Inc. Statement of Changes in Stockholders' Equity (Deficiency) For the years ended December 31, 2000, 1999 and 1998 (In thousands)
Fargo Electronics, Inc. Statements of Cash Flows For the years ended December 31, 2000, 1999 and 1998 (In thousands)
Fargo Electronics, Inc. Notes to Financial Statements
  Options Exercisable
FARGO ELECTRONICS, INC. EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K For the fiscal year ended December 31, 2000