Form 10-Q
period 2001-03-31
FARGO ELECTRONICS INC
filed 2001-05-15
CIK 1098834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10–Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2001

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _________________ to _________________

Commission File No.: 000-29029

FARGO ELECTRONICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	41-1959505
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6533 Flying Cloud Drive Eden Prairie, Minnesota (Address of principal executive offices)	55344 (Zip Code)

Registrant’s telephone number, including area code:  (952) 941-9470

___________________

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒ No  ☐

             As of May 2, 2001, 11,761,671 shares of our Common Stock were outstanding.

PART 1:                      FINANCIAL INFORMATION

ITEM 1.                        CONDENSED FINANCIAL STATEMENTS

FARGO ELECTRONICS, INC. CONDENSED BALANCE SHEET (In thousands, except per share data)

	March 31,	December 31,
ASSETS	2001	2000
	(Unaudited)
Current assets:
Cash and cash equivalents	$2,244	$1,223
Accounts receivable, net	6,391	6,754
Inventories	8,333	8,118
Prepaid expenses	234	248
Deferred income taxes	3,063	3,063

Total current assets	20,265	19,406

Equipment and leasehold improvements, net	1,929	2,079

Other assets:
Deferred income taxes	27,017	27,200
Other, net	120	130

Total assets	$49,331	$48,815

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of notes payable, bank	$4,000	$-
Accounts payable and accrued liabilities	4,747	4,556

Total current liabilities	8,747	4,556

Notes payable, bank, less current portion	18,900	22,900

Commitments

Stockholders' equity:
Common stock, $.01 par value; 50,000 shares authorized, 11,750 and 11,746 shares issued and outstanding at March 31, 2001 and December 31, 2000, respectively	117	117
Additional paid-in capital	145,161	145,155
Accumulated deficit	(122,804)	(123,116)
Deferred compensation	(65)	(72)
Stock subscription receivable	(725)	(725)

Total stockholders' equity	21,684	21,359

Total liabilities and stockholders' equity	$49,331	$48,815

The accompanying notes are an integral part of the unaudited condensed financial statements

FARGO ELECTRONICS, INC. CONDENSED STATEMENTS OF OPERATIONS (In thousands, except per share data) (Unaudited)
	Three Months Ended March 31,
	2001	2000

Net sales	$13,172	$14,617
Cost of sales	8,247	8,076

Gross profit	4,925	6,541

Operating expenses:
Research and development	1,032	1,173
Selling, general and administrative	2,893	2,584

Total operating expenses	3,925	3,757

Operating income	1,000	2,784

Other income (expense):
Interest expense	(480)	(1,070)
Other, net	(25)	27

Total other expense	(505)	(1,043)
Income before provision for income taxes and extraordinary loss	495	1,741

Provision for income taxes	183	635

Income before extraordinary loss	312	1,106

Extraordinary loss, net of applicable income taxes of $110 in 2000	-	(206)

Net income	312	900

Accrued dividends on Series B, 8% redeemable preferred stock	-	(350)

Net income available to common stockholders	$312	$550

Net income (loss) per common share:
Basic earnings:
Income before extraordinary loss	$.03	$.10
Extraordinary loss	-	(.02)

Net income	$.03	$.08
Diluted earnings:
Income before extraordinary loss	$.03	$.08
Extraordinary loss	-	(.02)

Net income	$.03	$.06

Weighted average common shares outstanding:
Basic	11,748	7,260
Diluted	11,863	9,695

The accompanying notes are an integral part of the unaudited condensed financial statements

FARGO ELECTRONICS, INC. CONDENSED STATEMENTS OF CASH FLOW (In thousands) (Unaudited)
	Three Months Ended March 31,
	2001	2000

Cash flows from operating activities:
Net income	$312	$900
Adjustments to reconcile net income to net cash provided by operating activities:
Extraordinary loss	-	206
Depreciation and amortization	332	273
Loss from disposal of equipment	33	-
Deferred income taxes	183	635
Deferred compensation	7	7
Changes in operating items:
Accounts receivable	363	(1,251)
Inventories	(215)	571
Prepaid expenses	14	(112)
Accounts payable and accrued liabilities	191	(1,106)

Net cash provided by operating activities	1,220	123

Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(203)	(355)
Other	-	17

Net cash used in investing activities	(203)	(338)

Cash flows from financing activities:
Proceeds from initial public offering, net of $5,992 for offering costs	-	69,008
Proceeds from line of credit, bank	-	1,000
Payments on notes payable, bank	-	(25,013)
Payments on note payable, shareholder	-	(10,000)
Payments of deferred financing costs	(2)	-
Redemption of redeemable preferred stock, including accrued dividend	-	(35,083)
Proceeds from exercise of stock options	6	1

Net cash provided by (used in) financing activities	4	(87)

Net increase (decrease) in cash and cash equivalents	1,021	(302)

Cash and cash equivalents, beginning of period	1,223	1,508

Cash and cash equivalents, end of period	$2,244	$1,206

Significant noncash transactions:
Conversion of convertible participating preferred stock into common stock	$-	$75,000

The accompanying notes are an integral part of the unaudited condensed financial statements

FARGO ELECTRONICS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

             The interim condensed financial statements presented herein as of March 31, 2001, and for the three months ended March 31, 2001 and 2000, are unaudited; however, in our opinion, the interim condensed financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented.

             The results of operations for the three months ended March 31, 2001, do not necessarily indicate the results to be expected for the full year.  The December 31, 2000, balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These unaudited interim condensed financial statements should be read in conjunction with our financial statements and notes thereto, contained in our Annual Report on Form 10-K for the year ended December 31, 2000.

NOTE 2 – INVENTORIES (IN THOUSANDS)

	March 31, 2001	December 31, 2000
	(unaudited)
Raw materials and purchased parts	$6,633	$7,176
Work in process	399	289
Finished goods	1,301	653
Total inventories	$8,333	$8,118

NOTE 3 – EARNINGS PER SHARE

             Basic earnings per share is calculated using the weighted average number of shares outstanding during the period.  Diluted earnings per share is computed on the basis of the weighted average basic shares outstanding plus the dilutive effect of convertible participating preferred stock and outstanding stock options using the “treasury stock” method.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended March 31,
	2001	2000
BASIC EARNINGS PER SHARE:
Net income available to common stockholders	$312	$550
Weighted average common shares outstanding	11,748	7,260
Per share amount	$0.03	$0.08

DILUTED EARNINGS PER SHARE:
Net income available to common stockholders	$312	$550
Weighted average common shares outstanding	11,748	7,260
Add: Dilutive effect of convertible participating preferred stock	-	2,253
Add: Dilutive effect of stock options	115	182

Weighted average dilutive shares outstanding	11,863	9,695
Per share amount	$0.03	$0.06

                         Options to purchase 446,000 shares of common stock were outstanding at March 31, 2001, but not included in the computation of diluted earnings per share for the three months ended March 31, 2001 because the exercise prices were greater than the average market price of the common shares for the period.

NOTE 4 – NOTES PAYABLE BANK

             In April 2001, we amended our credit facility, which under the terms of the amendment, has been converted to a $19.0 million term loan and up to a $5.0 million revolving credit facility as defined by the agreement, of which $3.9 million was outstanding at April 20, 2001.  Under the terms of the amended agreement, we may borrow at the prime rate of interest plus a margin of .0% to .75% or LIBOR plus a margin of 1.25% to 2.75%, based upon certain financial coverage ratios.  Interest is payable within 30, 60 or 90 days as defined in the agreement. The agreement calls for principal repayments of $1.0 million per quarter commencing June 30, 2001, with the loan maturing on April 1, 2002. The revolving credit facility requires, among other things, the maintenance of specified financial ratios including fixed charge coverage and total debt to EBITDA, as defined in the agreement, and restrictions on capital expenditures and the payment of dividends.  On April 20, 2001, we obtained a waiver for noncompliance related to certain covenants with our revolving credit facility at March 31, 2001.

ITEM 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

             The following discussion and analysis should be read in conjunction with our Condensed Financial Statements and related Notes included in this report.  This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  The statements contained in this report that are not historic in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “estimates,” “believes,” or “plans” or comparable terminology are forward-looking statements based on current expectations and assumptions.  All forward-looking statements in this document are based on information currently available to us as of the date of this report, and we assume no obligation to update any forward-looking statements.  Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

Background

             We are a developer, manufacturer and supplier of desktop systems that personalize plastic identification cards by printing images and text onto the cards, laminating them and electronically encoding them with information.  We also sell the consumable supplies, such as ink ribbons, printheads and blank cards that are used with our systems.

Results of Operations

             The following table sets forth, for the periods indicated, certain selected financial data expressed as a percentage of net sales:

	Three Months Ended March 31,
	2001	2000

Net sales	100.0%	100.0%
Cost of sales	62.6	55.3

Gross profit	37.4	44.7

Operating expenses:
Research and development	7.8	8.0
Selling, general and administrative	22.0	17.7
Total operating expenses	29.8	25.7

Operating income	7.6%	19.0%

Comparison of Three Months Ended March 31, 2001 and 2000

             Net sales. Net sales decreased 9.9% to $13.2 million for the three-month period ended March 31, 2001 from $14.6 million in the same period of 2000.  Sales of plastic card personalization products decreased 9.5% to $13.1 million in the first quarter of 2001 from $14.4 million in the same period of 2000. The remaining sales in the first quarter of 2001 and 2000 are from products not related to plastic card personalization.  Of the $13.1 million in sales attributable to plastic card personalization products in the first quarter of 2001, sales of equipment increased 0.2% to $6.6 million from $6.5 million in the first quarter of 2000, and sales of supplies decreased 17.5% to $6.5 million from $7.9 million in the first quarter of 2000.  We believe the decrease in sales of supplies is largely attributable to the company focusing on higher margin supply sales during the first quarter of 2001.

             International sales decreased 2.4% to $5.2 million in the first quarter of 2001 from $5.4 million in the same period of 2000 and accounted for 39.8% of net sales for the three months ended March 31, 2001 compared to 36.8% of net sales in the same period of 2000.  The increase in international sales as a percent of total sales was principally due to the decline in total sales in the first quarter of 2001.

             Gross profit.  Gross profit as a percentage of net sales decreased to 37.4% for the three months ended March 31, 2001 from 44.7% in the same period of 2000.   This decrease was primarily due to manufacturing start-up costs related to our new products, increased discounts and sales of more lower margin printers as a percentage of the overall mix of printers sold in the first quarter of 2001.  The mix of printers sold contributed to an increase in the average unit cost of our printers.

             Research and development.  Research and development expenses decreased 12.0% to $1.0 million for the three months ended March 31, 2001 from $1.2 million in the same period of 2000. Research and development expenses as a percentage of net sales were 7.8% for the first quarter of 2001 compared to 8.0% for the same period of 2000.  The decrease in the first quarter of 2001 was primarily due to lower salary expense.

             Selling, general and administrative.  Selling, general and administrative expenses increased 12.0% to $2.9 million for the three months ended March 31, 2001 from $2.6 million in the same period of 2000.  As a percentage of net sales, selling, general and administrative expenses were 22.0% in the first quarter of 2001, compared to 17.7% for the same period of 2000.  The increase is principally attributable to additional professional fees paid to outside consultants to improve our manufacturing processes, but was partially offset by lower marketing expenses.

             Operating income.  Operating income decreased 64.1% to $1.0 million for the quarter ended March 31, 2001 from $2.8 million during the same period of 2000.  As a percentage of net sales, operating income was 7.6% in the first quarter of 2001 compared to 19.0% in the same period of 2000.

             Interest expense.  Interest expense totaled $480,000 for the three months ended March 31, 2001, compared to $1.1 million for the comparable period in 2000.  Upon completion of the initial public offering of our common stock in February 2000, $33.9 million of the offering proceeds were used to reduce our outstanding debt.  This reduction in our debt combined with reduced interest rates led to the lower interest expense.  The weighted average interest rate on our outstanding debt for the three months ended March 31, 2001 was 7.8% as compared to 8.8% in the same period of 2000.

             Income tax expense.  Income tax expense was $183,000 for the three months ended March 31, 2001, which results in an effective tax rate of 36.9%, compared to income tax expense of $635,000 and an effective tax rate of 36.5% for the same period of 2000.

Liquidity and Capital Resources

             We have historically financed our operations, debt service and capital requirements through cash flows generated from operations. Our working capital was $11.5 million and $14.9 million, respectively, at March 31, 2001 and December 31, 2000.  The decrease at March 31, 2001 was principally attributable to a $4.0 million increase in current bank debt.

             During the first three months of 2001 and 2000, net cash flows provided by operating activities were $1.2 million and $123,000, respectively.  Net cash flows used in investing activities were $203,000 and $338,000 in each of these periods.  Net cash flows provided by financing activities was $4,000 during the three months ended March 31, 2001.  Net cash flows used in financing activities was $87,000 for the same period of 2000.

             As of March 31, 2001, our borrowings consisted of $22.9 million owed under the revolving credit agreement with LaSalle Bank and Harris Bank.  In April 2001, we amended our credit facility, which under the terms of the amendment, has been converted to a $19.0 million term loan and up to a $5.0 million revolving credit facility as defined by the agreement, of which $3.9 million was outstanding at April 20, 2001.  The agreement calls for principal repayments of $1.0 million per quarter commencing June 30, 2001, with the remaining principal balance and unpaid interest under both the term loan and the revolving loan becoming due and payable in full on April 1, 2002.   In 2002, we plan to extend our existing credit facility for an additional period of time.

              The revolving credit facility requires, among other things, the maintenance of specified financial ratios including fixed charge coverage and total debt to EBITDA, as defined in the agreement, and restrictions on capital expenditures and the payment of dividends.  On April 20, 2001, we obtained a waiver for noncompliance related to certain covenants with our revolving credit facility at March 31, 2001.

             We believe that funds generated from operations and funds available to us under our credit facility agreement will be sufficient to finance our current operations and planned capital expenditure requirements for at least the next 12 months.

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

             There have been no material changes in our market risk during the three months ended March 31, 2001.  For additional information on market risk, refer to the “Quantitative and Qualitative Disclosures About Market Risk” section (Item 7A) of our Annual Report on Form 10-K for the year ended December 31, 2000.

PART II:  OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

             Not applicable.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

              Not applicable.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

             Not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             Not applicable.

ITEM 5 - OTHER INFORMATION

             None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

             (a)        Exhibits.

Item No.	Description

10.1	Amendment No. 1 to Credit Agreement and Waiver, dated April 20, 2001, between Fargo Electronics, Inc., LaSalle Bank National Association and the other parties thereto.

             (b)        Reports on Form 8-K

                         None.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARGO ELECTRONICS, INC.

/s/ Gary R. Holland
May 15, 2001	Gary R. Holland
President and Chief Executive Officer

/s/ Paul W.B. Stephenson
Paul W.B. Stephenson
Chief Financial Officer