Form 10-Q
period 2001-06-30
FARGO ELECTRONICS INC
filed 2001-08-09
CIK 1098834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10–Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2001
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File No.: 000-29029

FARGO ELECTRONICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	41-1959505
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6533 Flying Cloud DriveEden Prairie, Minnesota (Address of principal executive offices)	55344 (Zip Code)

Registrant’s telephone number, including area code:  (952) 941-9470

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒  No  ☐

             As of July 31, 2001, 11,756,544 shares of our Common Stock were outstanding.

PART 1:                        FINANCIAL INFORMATION

ITEM 1.                          CONDENSED FINANCIAL STATEMENTS

FARGO ELECTRONICS, INC.
CONDENSED BALANCE SHEETS
(Amounts in thousands, except per share data)

	June 30,	Dec. 31,
ASSETS	2001	2000
	(Unaudited)

Current assets:
Cash and cash equivalents	$3,234	$1,223
Accounts receivable, net	7,231	6,754
Inventories	6,598	8,118
Prepaid expenses	154	248
Deferred income taxes	3,063	3,063

Total current assets	20,280	19,406

Equipment and leasehold improvements, net	1,716	2,079

Other assets:
Deferred income taxes	26,281	27,200
Other assets, net	109	130

Total assets	$48,386	$48,815

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of notes payable, bank	$18,000	$-
Line of credit, bank	1,500	-
Accounts payable and accrued liabilities	5,810	4,556

Total current liabilities	25,310	4,556

Revolving credit facility	-	22,900

Commitments

Stockholders' equity:
Common stock, $.01 par value; 50,000 shares authorized, 11,747 and 11,746 shares issued and outstanding at June 30, 2001 and December 31, 2000, respectively

	117	117
Additional paid-in capital	145,159	145,155
Accumulated deficit	(121,517)	(123,116)
Deferred compensation	(58)	(72)
Stock subscription receivable	(625)	(725)

Total stockholders' equity	23,076	21,359

Total liabilities and stockholders' equity	$48,386	$48,815

The accompanying notes are an integral part of the unaudited condensed financial statements.

FARGO ELECTRONICS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000

Net sales	$16,957	$13,599	$30,129	$27,830

Cost of sales	10,663	8,305	18,910	16,381

Gross profit	6,294	5,294	11,219	11,449

Operating expenses:
Research and development	979	1,240	2,011	2,413
Selling, general and administrative	2,933	2,550	5,826	4,748

Total operating expenses	3,912	3,790	7,837	7,161

Operating income	2,382	1,504	3,382	4,288

Other income (expense):
Interest expense	(398)	(579)	(878)	(1,649)
Other, net	39	33	14	60

Total other expense	(359)	(546)	(864)	(1,589)

Income before provision for income taxes and extraordinary loss	2,023	958	2,518	2,699

Provision for income taxes	736	360	919	995

Income before extraordinary loss	1,287	598	1,599	1,704

Extraordinary loss, net of applicable income taxes of $110 in 2000	-	-	-	206

Net income	1,287	598	1,599	1,498

Accrued dividends on Series B, 8% redeemable preferred stock
	-	-	-	350

Net income available to common stockholders	$1,287	$598	$1,599	$1,148

Net income (loss) per common share:
Basic earnings:
Income before extraordinary loss	$0.11	$0.05	$0.14	$0.14
Extraordinary loss	-	-	-	(0.02)

Net income	$0.11	$0.05	$0.14	$0.12

Diluted earnings:
Income before extraordinary loss	$0.11	$0.05	$0.13	$0.13
Extraordinary loss	-	-	-	(0.02)

Net income	$0.11	$0.05	$0.13	$0.11

Weighted average common shares outstanding:
Basic	11,758	11,767	11,753	9,514
Diluted	11,892	11,908	11,880	10,805

The accompanying notes are an integral part of the unaudited condensed financial statements.

FARGO ELECTRONICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2001	2000

Cash flows from operating activities:
Net income	$1,599	$1,498
Adjustments to reconcile net income to net cash provided by operating activities:
Extraordinary loss	-	206
Depreciation and amortization	674	546
Loss from disposal of equipment	33	-
Deferred income taxes	919	995
Deferred compensation	14	14
Changes in operating items:
Accounts receivable	(477)	(1,883)
Inventories	1,520	(12)
Prepaid expenses	94	(46)
Accounts payable and accrued liabilities	1,254	(683)

Net cash provided by operating activities	5,630	635

Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(321)	(691)
Other	-	19

Net cash used in investing activities	(321)	(672)

Cash flows from financing activities:
Proceeds from initial public offering, net of $6,043 for offering costs	-	68,957
Proceeds from (payments on) line of credit, bank	(2,400)	1,000
Payments on notes payable, bank	(1,000)	(25,888)
Payments on note payable, shareholder	-	(10,000)
Payments of deferred financing costs	(2)	-
Redemption of redeemable preferred stock, including accrued dividends	--	(35,083)
Proceeds from issuance of common stock	104	4

Net cash used in financing activities	(3,298)	(1,010)

Net increase (decrease) in cash and cash equivalents	2,011	(1,047)

Cash and cash equivalents, beginning of period	1,223	1,509

Cash and cash equivalents, end of period	$3,234	$462

Significant noncash transactions:
Conversion of convertible participating preferred stock into common stock	$-	$75,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

FARGO ELECTRONICS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

             The interim condensed financial statements presented herein as of June 30, 2001, and for the three and six months ended June 30, 2001 and 2000, are unaudited; however, in our opinion, the interim condensed financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented.

             The results of operations for the three and six months ended June 30, 2001, do not necessarily indicate the results to be expected for the full year.  The December 31, 2000, balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These unaudited interim condensed financial statements should be read in conjunction with our financial statements and notes thereto, contained in our Annual Report on Form 10-K for the year ended December 31, 2000.

NOTE 2 – SUBSEQUENT EVENT

             On July 31, 2001, the Company entered into an acquisition agreement with Zebra Technologies Corporation (Zebra).  Under the terms of the agreement, Zebra will begin a cash tender offer for Fargo common stock. The tender offer will be subject to certain conditions, including successful termination of Hart-Scott-Rodino antitrust review, and at least a majority of the outstanding shares of Fargo's common stock on a fully diluted basis being tendered without withdrawal before expiration of the offer. The tender offer is expected to be completed by the end of August. Following completion of the tender offer, and subject to certain conditions, Zebra intends to consummate a second-step merger in which all of the remaining Fargo stockholders receive the same price paid in the tender offer.

NOTE 3 – INVENTORIES (IN THOUSANDS)

	June 30,	December 31,
	2001	2000

	(unaudited)
Raw materials and purchased parts	$5,376	$7,176
Work in process	187	289
Finished goods	1,035	653

Total inventories	$6,598	$8,118

NOTE 4 – EARNINGS PER SHARE

             Basic earnings per share is calculated using the weighted average number of shares outstanding during the period.  Diluted earnings per share is computed on the basis of the weighted average basic shares outstanding plus the dilutive effect of convertible participating preferred stock and outstanding stock options using the “treasury stock” method.

             The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2001	2000	2001	2000

BASIC EARNINGS PER SHARE:
Net income available to common stockholders	$1,287	$598	$1,599	$1,148
Weighted average common shares outstanding	11,758	11,767	11,753	9,514
Per share amount	$0.11	$0.05	$0.14	$0.12

DILUTED EARNINGS PER SHARE:
Net income available to common stockholders	$1,287	$598	$1,599	$1,148
Weighted average common shares outstanding	11,758	11,767	11,753	9,514
Add: Dilutive effect of convertible participating preferred stock	-	-	-	1,126
Add: Dilutive effect of stock options	134	141	127	165

Weighted average dilutive shares outstanding	11,892	11,908	11,880	10,805
Per share amount	$0.11	$0.05	$0.13	$0.11

             Options to purchase 480,000 shares of common stock were outstanding but not included in the computation of diluted earnings per share for the three and six months ended June 30, 2001 because the exercise prices were greater than the average market price of the common shares for the periods.  Options to purchase 419,000 and 399,000 shares of common stock were outstanding but not included in the computation of diluted earnings per share for the three and six months ended June 30, 2000 because the exercise prices were greater than the average market price of the common shares for the periods.

NOTE 5 – FINANCING ARRANGEMENTS

             In April 2001, the Company amended its credit facility, which under the terms of the amendment, has been converted to a $19.0 million term loan, of which $18.0 million is outstanding at June 30, 2001, and a $5.0 million revolving credit facility, of which $1.5 million was outstanding at June 30, 2001.  The borrowings under the revolving credit facility are limited to eligible accounts receivables and inventory as defined by the agreement.  Under the terms of the amended agreement, the Company may borrow at the prime rate of interest plus a margin of .0% to .75% or LIBOR plus a margin of 1.25% to 2.75%, based upon the maintenance of certain financial coverage ratios.  Interest is payable within 30 to 90 days, as defined by the agreement.  The agreement calls for principal repayments of $1.0 million per quarter, with the loan maturing on April 1, 2002.  The credit facility requires, among other things, the maintenance of specified financial ratios including fixed charge coverage and total debt to EBITDA, as defined in the agreement, and restrictions on capital expenditures and the payment of dividends.

NOTE 6 – NEW ACCOUNTING STANDARDS

             Effective April 1, 2001, the Company adopted Financial Accounting Standards Board Emerging Issues Task Force (EITF) issue 00-14, Accounting for Certain Sales Incentives.  In accordance with the EITF, the Company has reclassified certain sales incentive expenses totaling $461,000 for the three months ended June 30, 2000 and $847,000 for the six months ended June 30, 2000 from selling, general and administrative expenses and shown them as a reduction of net sales.

             In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141,  Business Combinations,  and SFAS No. 142,  Goodwill and Other Intangible Assets.  The Company must adopt these standards no later than January 1, 2002. All business combinations under SFAS No. 141 are to be accounted for using the purchase method of accounting. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets upon their acquisition and how they should be accounted for after initial recognition. SFAS No. 142 states that an intangible asset with a finite useful life be amortized over the period the asset is expected to contribute to the future cash flows of the entity. An intangible asset with an indefinite life is not to be amortized. All intangible assets are subject to periodic impairment tests. The Company is reviewing the requirements of these standards and has not determined the impact, if any, on the Company’s financials statements.

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

Results of Operations

             The following table sets forth, for the periods indicated, certain selected financial data expressed as a percentage of net sales:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	62.9	61.1	62.8	58.9

Gross profit	37.1	38.9	37.2	41.1

Operating expenses:
Research and development	5.8	9.1	6.7	8.7
Selling, general and administrative	17.3	18.8	19.3	17.0

Total operating expenses	23.1	27.9	26.0	25.7

Operating income	14.0%	11.0%	11.2%	15.4%

Comparison of Three Months Ended June 30, 2001 and 2000

             Net sales.  Net sales increased 24.7% to $17.0 million for the three-month period ended June 30, 2001 from $13.6 million in the same period of 2000.  Sales of plastic card personalization products increased 25.7% to $16.9 million in the second quarter of 2001 from $13.4 million in the same period of 2000. The remaining sales in the second quarter of 2001 and 2000 are from products not related to plastic card personalization.  Of the $16.9 million in sales attributable to plastic card personalization products in the second quarter of 2001, sales of equipment increased 54.9% to $8.5 million from $5.5 million in the second quarter of 2000, and sales of supplies increased 5.5% to $8.4 million from $7.9 million in the second quarter of 2000.  The increase in sales of equipment is largely attributable to completion of the shipment of printers for the Department of Defense (DoD) “Common Access” Identification Card Project.

             International sales increased 4.5% to $5.4 million in the second quarter of 2001 from $5.2 million in the same period of 2000 and accounted for 32.0% of net sales for the three months ended June 30, 2001 compared to 38.2% of net sales in the same period of 2000.  The decrease in international sales as a percent of total sales was principally due to the increase in sales in the United States in the second quarter of 2001 from the shipment of the printers to the DoD.

             Gross profit.  Gross profit as a percentage of net sales decreased to 37.1% for the three months ended June 30, 2001 from 38.9% in the same period of 2000.   This decrease was primarily due to promotional discounts and sales of more lower margin printers as a percentage of the overall mix of printers sold in the second quarter of 2001.  The mix of printers sold contributed to an increase in the average unit cost of our printers.

             Research and development.  Research and development expenses decreased 21.0% to $1.0 million for the three months ended June 30, 2001 from $1.2 million in the same period of 2000. Research and development expenses as a percentage of net sales were 5.8% for the second quarter of 2001 compared to 9.1% for the same period of 2000.  The decrease in the second quarter of 2001 was primarily due to lower salary expense.

             Selling, general and administrative.  Selling, general and administrative expenses increased 15.0% to $2.9 million for the three months ended June 30, 2001 from $2.6 million in the same period of 2000.  As a percentage of net sales, selling, general and administrative expenses were 17.3% in the second quarter of 2001, compared to 18.8% for the same period of 2000.  The dollar increase is principally attributable to additional legal and professional fees, which include fees paid to outside consultants to improve our manufacturing processes.  The increases in these fees were partially offset by lower marketing expenses.

             Operating income.  Operating income increased 58.4% to $2.4 million for the quarter ended June 30, 2001 from $1.5 million during the same period of 2000.  As a percentage of net sales, operating income was 14.0% in the second quarter of 2001 compared to 11.0% in the same period of 2000.

             Interest expense.  Interest expense totaled $398,000 for the three months ended June 30, 2001, compared to $579,000 for the comparable period in 2000.  The reduction in our outstanding debt combined with reduced interest rates led to the lower interest expense.  The weighted average interest rate on our outstanding debt for the three months ended June 30, 2001 was 6.9% as compared to 8.2% in the same period of 2000.

             Income tax expense.  Income tax expense was $736,000 for the three months ended June 30, 2001, which results in an effective tax rate of 36.4%, compared to income tax expense of $360,000 and an effective tax rate of 37.6% for the same period of 2000.

Comparison of Six Months Ended June 30, 2001 and 2000

             Net sales.  Net sales increased 8.3% to $30.1 million for the six-month period ended June 30, 2001 from $27.8 million in the same period of 2000.  Sales of plastic card personalization products increased 9.0% to $29.9 million for the six months ended June 30, 2001, from $27.5 million in the same period of 2000. The remaining sales for the six months ended June 30, 2001 and 2000 are from products not related to plastic card personalization.  Of the $29.9 million in sales attributable to plastic card personalization products for the six months ended June 30, 2001, sales of equipment increased 29.4% to $15.0 million from $11.6 million in the comparable period of 2000, and sales of supplies decreased 6.0% to $14.9 million from $15.9 million in the same period of 2000.  The increase in sales of equipment is largely attributable to shipment of printers for the Department of Defense “Common Access” Identification Card Project.  The decrease in sales of supplies is primarily due to less unit volume in the first quarter of 2001 in which we focused on higher margin supply sales.

             International sales decreased 4.7% to $10.6 million for the six months ended June 30, 2001, from $11.1 million in the same period of 2000.  International sales accounted for 35.2% of net sales for the six months ended June 30, 2001, compared to 40.0% of net sales in the same period of 2000.  The decrease in international sales as a percent of total sales was principally due to the increase in sales in the United States from the shipment of printers to the DoD for the six months ended June 30, 2001.  We also saw decreased sales in Europe and Asia during the six months ended June 30, 2001 caused by less printer and supplies volume.

             Gross profit.  Gross profit as a percentage of net sales decreased to 37.2% for the six months ended June 30, 2001, from 41.1% in the same period of 2000.   This decrease was primarily due to  manufacturing start-up costs associated with new products, increased discounts and sales of more lower margin printers as a percentage of the overall mix of printers sold during the six months ended June 30, 2001.  The mix of printers sold contributed to an increase in the average unit cost of our printers.

             Research and development.  Research and development expenses decreased 16.7% to $2.0 million for the six months ended June 30, 2001 from $2.4 million in the same period of 2000.   Research and development expenses as a percentage of net sales were 6.7% for the six months ended June 30, 2001, compared to 8.7% for the same period of 2000.  The decrease was primarily due to lower salary expense.

             Selling, general and administrative.  Selling, general and administrative expenses increased 22.7% to $5.8 million for the six months ended June 30, 2001, from $4.8 million in the same period of 2000.  As a percentage of net sales, selling, general and administrative expenses were 19.3% for the six months ended June 30, 2001, compared to 17.0% for the same period of 2000.  The dollar and percentage increases are principally attributable to additional legal and professional fees, which include fees paid to outside consultants to improve our manufacturing processes. The increases in these fees were partially offset by lower marketing expenses.

             Operating income.  Operating income decreased 21.1% to $3.4 million for the six-month period ended June 30, 2001, from $4.3 million during the same period in 2000.  As a percentage of net sales, operating income was 11.2% for the six months ended June 30, 2001, compared to 15.4% in the same period of 2000.

             Interest expense.  Interest expense totaled $878,000 for the six months ended June 30, 2001, compared to $1.6 million for the comparable period in 2000.  This decrease in interest expense is attributable to lower outstanding debt and reduced interest rates for the six months ended June 30, 2001.  The weighted average interest rate on our outstanding debt for the six months ended June 30, 2001 was 7.3% as compared to 8.6% in the same period of 2000.

             Income tax expense.  Income tax expense was $919,000 for the six months ended June 30, 2001, which results in an effective tax rate of 36.5%, compared to $995,000 and an effective tax rate of 36.9% for the same period of 2000.

Liquidity and Capital Resources

             We have historically financed our operations, debt service and capital requirements through cash flows generated from operations. As discussed below, we have restructured our bank debt to provide that our note payable and line of credit become payable in full on April 1, 2002.   As a result, our entire bank debt is now classified as a current liability so that our working capital at June 30, 2001 was negative $5.0 million .  Excluding the classification of our outstanding note payable as a current liability, our working capital was $13.0 million and $14.9 million at June 30, 2001 and 2000, respectively.  We plan to extend the existing credit facility agreement for an additional period of time prior to April 1, 2002.

             During the first six months of 2001 and 2000, net cash flows provided by operating activities were $5.6 million and $635,000, respectively.   The increase in cash provided by operating activities was mainly due to a decrease in inventories and an increase in accounts payable and accrued liabilities.  The decrease in inventories is primarily due to management initiatives in 2001 focused on inventory reduction and also due to increased product shipments.  The increase in accounts payable and accrued liabilities is mainly due to the timing of purchases and increased revenue activity relative to the fourth quarter of 2000.  Net cash flows used in investing activities were $321,000 and $672,000 in each of these periods.  Net cash flows used in financing activities were $3.3 million and $1.0 million, respectively.

             As of June 30, 2001, our borrowings consisted of $19.5 million owed under the credit agreement with LaSalle Bank and Harris Bank.  In April 2001, we amended our credit facility, which under the terms of the amendment, has been converted to a $19.0 million term loan, with $18.0 million outstanding at June 30, 2001, and a $5.0 million revolving credit facility, of which $1.5 million was outstanding at June 30, 2001.  The agreement calls for principal repayments of $1.0 million per quarter, with the remaining principal balance and unpaid interest under both the term loan and the revolving loan becoming due and payable in full on April 1, 2002.   We plan to extend our existing credit facility for an additional period of time prior to April 1, 2002.

              The revolving credit facility requires, among other things, the maintenance of specified financial ratios including fixed charge coverage and total debt to EBITDA, as defined in the agreement, and restrictions on capital expenditures and the payment of dividends.

             We believe that funds generated from operations and funds available to us under our revolving credit facility agreement, assuming our credit facility is extended beyond April 1, 2002, will be sufficient to finance our current operations and planned capital expenditure requirements for at least the next 12 months.

Recently Issued Accounting Standards

             Effective April 1, 2001, the Company adopted Financial Accounting Standards Board Emerging Issues Task Force (ETIF) issue 00-14, Accounting for Certain Sales Incentives.  In accordance with the EITF, the Company has reclassified certain sales incentive expenses totaling $461,000 for the three months ended June 30, 2000 and $847,000 for the six months ended June 30, 2000 from selling, general and administrative expenses and shown them as a reduction of net sales.

             In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141,  Business Combinations,  and SFAS No. 142,  Goodwill and Other Intangible Assets.  The Company must adopt these standards no later than January 1, 2002. All business combinations under SFAS No. 141 are to be accounted for using the purchase method of accounting. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets upon their acquisition and how they should be accounted for after initial recognition. SFAS No. 142 states that an intangible asset with a finite useful life be amortized over the period the asset is expected to contribute to the future cash flows of the entity. An intangible asset with an indefinite life is not to be amortized. All intangible assets are subject to periodic impairment tests. The Company is reviewing the requirements of these standards and has not determined the impact, if any, on the Company’s financials statements.

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

             PART II:  OTHER INFORMATION

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             Our Annual Meeting of Stockholders was held on May 3, 2001.  The following individuals were elected at the Annual Meeting to serve as directors of Fargo for terms of three years expiring at our 2004 Annual Meeting of Stockholders or until their successors are elected and qualified.  Shares voted in favor of these directors and shares withheld were as follows:

Name	Shares Voted FOR	Shares Withheld

Elaine A. Pullen	8,205,650	367,945

Everett V. Cox	8,213,463	360,132

             In addition to the directors named above, the following directors’ terms continued after the Annual Meeting and will expire at the Annual Meeting of Stockholders in the year indicated below:

Name	Term Expires

Michael C. Child	2002
William H. Gibbs	2002
Gary R. Holland	2003
Kent O. Lillemoe	2003

             Shareholders adopted our 2001 Employee Stock Purchase Plan, with shares voted as follows:

Shares For	6,036,810

Shares Against	29,703

Shares Abstaining	3,850

Broker Non-Vote	2,503,232

             Shareholders approved an amendment to our Amended and Restated 1998 Stock Option and Grant Plan to increase the maximum number of shares of stock reserved and available for issuance under the plan from twelve percent (12%) to fifteen percent (15%) of the outstanding stock at the time of determination, with shares voted as follows:

Shares For	5,505,967

Shares Against	521,846

Shares Abstaining	42,550

Broker Non-Vote	2,503,232

ITEM 5 - OTHER INFORMATION

             As previously disclosed, on July 31, 2001, Fargo entered into an Acquisition Agreement with Zebra Technologies Corporation, pursuant to which a wholly-owned subsidiary of  Zebra commenced on August 3, 2001 a cash tender offer for all of our outstanding shares at a price of $7.25 per share.  If this transaction is not completed or is significantly delayed, we could be adversely affected.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)         Exhibits.
Item No.	Description

10.1	Amended and Restated Employment Agreement dated June 19, 2001 between Fargo Electronics, Inc. and Gary R. Holland, as amended (incorporated by reference to Exhibit 99(e)(6) of Fargo's Schedule 14D-9 filed on August 3, 2001 (File No. 0-29029).

10.2	Control Agreement with a Securities Intermediary among Fargo Electronics, Inc., LaSalle Bank, NA and Wells Fargo Brokerage Services, LLC (filed herewith).
10.3	Control Agreement (Deposit Account), dated as of June 8, 2001, among Fargo Electronics, Inc., LaSalle Bank National Association, as agent for the banks party to that certain Credit Agreement dated as of September 15, 2000, and Wells Fargo Bank, N.A. (filed herewith).

10.4	Pledge Agreement, dated as of June 29, 2001, by and between Fargo Electronics, Inc. and LaSalle National Bank National Association, as Agent for the Lender Parties (filed herewith).
10.5	Form of Direct Reports Agreement dated April 30, 2001 between Fargo Electronics, Inc. and each of Scott Ackerman, Mark Andersen, Kathleen Phillips, Thomas Platner, Paul Stephenson and Jeffrey Upin (incorporated by reference to Exhibit 99(e)(7) of Fargo's Schedule 14D-9 filed on August 3, 2001 (File No. 0-29029).

10.6	Form of Management Agreement dated April 30, 2001 between Fargo Electronics, Inc. and several of its employees (incorporated by reference to Exhibit 99(e)(8) of Fargo's Schedule 14D-9 filed on August 3, 2001 (File No. 0-29029).

(b)        Reports on Form 8-K

                           None.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARGO ELECTRONICS, INC.

August 9, 2001	/s/ Gary R. Holland

Gary R. Holland
President and
Chief Executive Officer

/s/ Paul W.B. Stephenson

Paul W.B. Stephenson
Chief Financial Officer