Form 10-Q
period 2001-09-30
FARGO ELECTRONICS INC
filed 2001-11-13
CIK 1098834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10–Q

(Mark One)

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒  No  ☐

As of November 7, 2001, 11,771,304 shares of our Common Stock were outstanding.

PART 1:                FINANCIAL INFORMATION

ITEM 1.                  CONDENSED FINANCIAL STATEMENTS

FARGO ELECTRONICS, INC.

CONDENSED BALANCE SHEETS

(Amounts in thousands, except per share data)

ASSETS	September 30, 2001	December 31, 2000
	(Unaudited)

Current assets:
Cash and cash equivalents	$2,634	$1,223
Accounts receivable, net	7,990	6,754
Inventories	6,077	8,118
Prepaid expenses	260	248
Deferred income taxes	3,063	3,063

Total current assets	20,024	19,406

Equipment and leasehold improvements, net	1,552	2,079

Other assets:
Deferred income taxes	25,444	27,200
Other assets, net	97	130

Total assets	$47,117	$48,815

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of notes payable, bank	$16,500	$-
Accounts payable and accrued liabilities	6,058	4,556

Total current liabilities	22,558	4,556

Revolving credit facility	-	22,900

Commitments

Stockholders' equity:
Common stock, $.01 par value; 50,000 shares authorized,11,759 and 11,746 shares issued and outstanding at September 30, 2001, and December 31, 2000, respectively	118	117
Additional paid-in capital	145,179	145,155
Accumulated deficit	(120,062)	(123,116)
Deferred compensation	(51)	(72)
Stock subscription receivable	(625)	(725)

Total stockholders' equity	24,559	21,359

Total liabilities and stockholders' equity	$47,117	$48,815

                The accompanying notes are an integral part of the unaudited condensed financial statements.

FARGO ELECTRONICS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000

Net sales	$15,471	$15,777	$45,600	$43,607

Cost of sales	8,911	9,409	27,822	25,790

Gross profit	6,560	6,368	17,778	17,817

Operating expenses:
Research and development	961	1,347	2,973	3,760
Selling, general and administrative	2,128	2,572	7,890	7,320
Acquisition related costs	893	-	956	-

Total operating expenses	3,982	3,919	11,819	11,080

Operating income	2,578	2,449	5,959	6,737

Other income (expense):
Interest expense	(309)	(643)	(1,186)	(2,292)
Other, net	23	17	37	76

Total other expense	(286)	(626)	(1,149)	(2,216)

Income before provision for income taxes and extraordinary loss	2,292	1,823	4,810	4,521

Provision for income taxes	837	655	1,756	1,650

Income before extraordinary loss	1,455	1,168	3,054	2,871

Extraordinary loss, net of applicable income taxes	-	179	-	385

Net income	1,455	989	3,054	2,486

Accrued dividends on Series B, 8% redeemable preferred stock	-	-	-	350

Net income available to common stockholders	$1,455	$989	$3,054	$2,136

Net income per common share:
Basic earnings:
Income before extraordinary loss	$0.12	$0.10	$0.26	$0.25
Extraordinary loss	-	(0.02)	-	(0.04)
Net income	$0.12	$0.08	$0.26	$0.21

Diluted earnings:
Income before extraordinary loss	$0.12	$0.10	$0.26	$0.23
Extraordinary loss	-	(0.02)	-	(0.04)
Net income	$0.12	$0.08	$0.26	$0.19

Weighted average common shares outstanding:
Basic	11,757	11,749	11,754	10,264
Diluted	11,998	11,988	11,926	11,205

The accompanying notes are an integral part of the unaudited condensed financial statements.

FARGO ELECTRONICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2001	2000

Cash flows from operating activities:
Net income	$3,054	$2,486
Adjustments to reconcile net income to net cash provided by operating activities:
Extraordinary loss	-	385
Depreciation and amortization	1,014	928
Loss from disposal of equipment	33	(3)
Deferred income taxes	1,756	1,650
Deferred compensation	21	21
Changes in operating items:
Accounts receivable	(1,236)	(1,958)
Inventories	2,041	(919)
Prepaid expenses	(12)	(58)
Accounts payable and accrued liabilities	1,502	(23)

Net cash provided by operating activities	8,173	2,509

Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(486)	(1,090)
Other	-	20

Net cash used in investing activities	(486)	(1,070)

Cash flows from financing activities:
Proceeds from initial public offering, net of $6,043 for offering costs	-	68,957
Proceeds from revolving credit facility	-	26,500
Payments on revolving credit facility	-	(1,600)
Payments on line of credit, bank	(3,900)	-
Payments on notes payable, bank	(2,500)	(50,100)
Payments on note payable, shareholder	-	(10,000)
Payments of deferred financing costs	(1)	(185)
Redemption of redeemable preferred stock, including accrued dividends	-	(35,083)
Proceeds from issuance of common stock	125	68

Net cash used in financing activities	(6,276)	(1,443)

Net increase (decrease) in cash and cash equivalents	1,411	(4)

Cash and cash equivalents, beginning of period	1,223	1,509

Cash and cash equivalents, end of period	$2,634	$1,505

Significant noncash transactions:
Conversion of convertible participating preferred stock into common stock	$-	$75,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

FARGO ELECTRONICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The interim condensed financial statements presented herein as of September 30, 2001, and for the three and nine months ended September 30, 2001 and 2000, are unaudited; however, in our opinion, the interim condensed financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented.

The results of operations for the three and nine months ended September 30, 2001, do not necessarily indicate the results to be expected for the full year.  The December 31, 2000, balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These unaudited interim condensed financial statements should be read in conjunction with our financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2000.

NOTE 2 – TENDER OFFER

On July 31, 2001, the Company announced that it had signed a definitive agreement to be acquired by Zebra Technologies Corporation (Zebra) for $7.25 per share in cash.  The tender offer is subject to certain conditions, including successful termination of Hart-Scott-Rodino antitrust review, and at least a majority of the outstanding shares of Fargo's common stock on a fully diluted basis being tendered without withdrawal before expiration of the offer. The tender offer has been extended to November 26, 2001, as the applicable Hart-Scott-Rodino antitrust review waiting period has yet to expire or be terminated.  Following completion of the tender offer, and subject to certain conditions, Zebra intends to consummate a second-step merger in which all of the remaining Fargo stockholders receive the same price paid in the tender offer.

NOTE 3 – INVENTORIES (IN THOUSANDS)

	September 30, 2001	December 31, 2000
	(unaudited)
Raw materials and purchased parts	$4,708	$7,176
Work in process	276	289
Finished goods	1,093	653

Total inventories	$6,077	$8,118

NOTE 4 – EARNINGS PER SHARE

                Basic earnings per share is calculated using the weighted average number of shares outstanding during the period.  Diluted earnings per share is computed on the basis of the weighted average basic shares outstanding plus the dilutive effect of convertible participating preferred stock and outstanding stock options using the “treasury stock” method.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2001	2000	2001	2000
BASIC EARNINGS PER SHARE:
Net income available to common stockholders	$1,455	$989	$3,054	$2,136
Weighted average common shares outstanding	11,757	11,749	11,754	10,264
Per share amount	$0.12	$0.08	$0.26	$0.21

DILUTED EARNINGS PER SHARE:
Net income available to common stockholders	$1,455	$989	$3,054	$2,136
Weighted average common shares outstanding	11,757	11,749	11,754	10,264
Add: Dilutive effect of convertible participating preferred stock	-	-	-	748
Add: Dilutive effect of stock options	241	239	172	193

Weighted average dilutive shares outstanding	11,998	11,988	11,926	11,205
Per share amount	$0.12	$0.08	$0.26	$0.19

Options to purchase 386,000 and 414,000 shares of common stock were outstanding but not included in the computations of diluted earnings per share for the three and nine months ended September 30, 2001, because the exercise prices were greater than the average market prices of the common shares for the periods.  Options to purchase 432,000 and 385,000 shares of common stock were outstanding but not included in the computations of diluted earnings per share for the three and nine months ended September 30, 2000, because the exercise prices were greater than the average market prices of the common shares for the periods.

NOTE 5 – FINANCING ARRANGEMENTS

                In April 2001, the Company amended its credit facility, which under the terms of the amendment, has been converted to a $19.0 million term loan, of which $16.5 million is outstanding at September 30, 2001, and a $5.0 million revolving credit facility, of which there was no outstanding balance at September 30, 2001.  The borrowings under the revolving credit facility are limited to eligible accounts receivables and inventories as defined by the agreement.  Under the terms of the amended agreement, the Company may borrow at the prime rate of interest plus a margin of 0% to .75% or LIBOR plus a margin of 1.25% to 2.75%, based upon the maintenance of certain financial coverage ratios.  Interest is payable within 30 to 90 days, as defined by the agreement.  The agreement calls for principal repayments of $1.0 million per quarter, with the loan maturing on April 1, 2002.  The credit facility requires, among other things, the maintenance of specified financial ratios including fixed charge coverage and total debt to EBITDA, as defined in the agreement, and restrictions on capital expenditures and the payment of dividends.

NOTE 6 – RECENTLY ISSUED ACCOUNTING STANDARDS

Effective April 1, 2001, the Company adopted Financial Accounting Standards Board Emerging Issues Task Force (EITF) issue 00-14, Accounting for Certain Sales Incentives.  In accordance with the EITF, the Company has reclassified certain sales incentive expenses totaling $408,000 for the three months ended September 30, 2000, and $1,255,000 for the nine months ended September 30, 2000, from selling, general and administrative expenses and shown them as a reduction of net sales.

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141,  Business Combinations,  and SFAS No. 142,  Goodwill and Other Intangible Assets.  The Company must adopt these standards no later than January 1, 2002. All business combinations under SFAS No. 141 are to be accounted for using the purchase method of accounting. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets upon their acquisition and how they should be accounted for after initial recognition. SFAS No. 142 states that an intangible asset with a finite useful life be amortized over the period the asset is expected to contribute to the future cash flows of the entity. An intangible asset with an indefinite life is not to be amortized. All intangible assets are subject to periodic impairment tests. The Company has reviewed the requirements of these standards and determined that there is no impact on the Company’s financials statements.

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

Results of Operations

The following table sets forth, for the periods indicated, certain selected financial data expressed as a percentage of net sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	57.6	59.6	61.0	59.1

Gross profit	42.4	40.4	39.0	40.9

Operating expenses:
Research and development	6.2	8.5	6.5	8.6
Selling, general and administrative	13.7	16.3	17.3	16.8
Acquisition related costs	5.8	-	2.1	-
Total operating expenses	25.7	24.8	25.9	25.4

Operating income	16.7%	15.6%	13.1%	15.5%

Comparison of Three Months Ended September 30, 2001 and 2000

Net sales.  Net sales decreased 1.9% to $15.5 million for the three-month period ended September 30, 2001, from $15.8 million in the same period of 2000.  Sales of plastic card personalization products decreased 1.4% to $15.4 million in the third quarter of 2001 from $15.7 million in the same period of 2000. The remaining sales in the third quarter of 2001 and 2000 are from products not related to plastic card personalization.  Of the $15.4 million in sales attributable to plastic card personalization products in the third quarter of 2001, sales of equipment decreased 19.8% to $5.1 million from $6.4 million in the third quarter of 2000, and sales of supplies increased 11.2% to $10.3 million from $9.3 million in the third quarter of 2000.  Our agreement to be acquired by Zebra Technologies was announced on July 31, 2001, and we believe that new printer sales in the quarter were likely adversely affected by the uncertainties that are inherent in the pending acquisition.  Printer sales were also affected by the general state of the economy and the continuing impact of the manufacturing transition we are undergoing.  We believe that the announcement of the pending acquisition and the delay in the consummation of the transaction due to the Hart-Scott-Rodino antitrust review has had, and will likely continue to have, an adverse effect on our distributorship and reseller relationships and consequently our sales.

International sales increased 10.1% to $5.9 million in the third quarter of 2001 from $5.4 million in the same period of 2000 and accounted for 38.3% of net sales for the three months ended September 30, 2001, compared to 34.1% of net sales in the same period of 2000.  The increase in international sales as a percent of total sales was principally due to increased sales in Mexico and Canada in the third quarter of 2001.

Gross profit.  Gross profit as a percentage of net sales increased to 42.4% for the three months ended September 30, 2001, from 40.4% in the same period of 2000.   The increase was primarily due to increased sales of higher margin supplies and reductions in certain material costs during the third quarter of 2001.   This increase was partially offset by increased discounts and increased sales of lower margin printers as a percentage of the total printers sold during the three-month period ended September 30, 2001.

Research and development.  Research and development expenses decreased 28.7% to $1.0 million for the three months ended September 30, 2001, from $1.3 million in the same period of 2000. Research and development expenses as a percentage of net sales were 6.2% for the third quarter of 2001, compared to 8.5% for the same period of 2000.  The decrease in the third quarter of 2001 was primarily due to lower salary expense.

Selling, general and administrative.  Selling, general and administrative expenses decreased 17.3% to $2.1 million for the three months ended September 30, 2001, from $2.6 million in the same period of 2000.  As a percentage of net sales, selling, general and administrative expenses were 13.7% in the third quarter of 2001, compared to 16.3% for the same period of 2000.  The decrease is principally attributable to lower marketing trade show expenses and lower salary expenses.

Acquisition related costs.  In connection with our pending acquisition by Zebra Technologies, we incurred legal, professional, and investment banking expenses of $893,000 for the three-month period ended September 30, 2001.  As a percent of net sales, acquisition related costs were 5.8% in the third quarter of 2001.

Operating income.  Operating income increased 5.3% to $2.6 million for the quarter ended September 30, 2001, from $2.4 million during the same period of 2000.  As a percentage of net sales, operating income was 16.7% in the third quarter of 2001 compared to 15.6% in the same period of 2000.

Interest expense.  Interest expense totaled $309,000 for the three months ended September 30, 2001, compared to $643,000 for the comparable period in 2000.  The reduction in our outstanding debt combined with reduced interest rates led to the lower interest expense.  The weighted average interest rate on our outstanding debt for the three months ended September 30, 2001 was 6.3% as compared to 9.3% in the same period of 2000.

Income tax expense.  Income tax expense was $837,000 for the three months ended September 30, 2001, which results in an effective tax rate of 36.5%, compared to income tax expense of $655,000 and an effective tax rate of 35.9% for the same period of 2000.

Comparison of Nine Months Ended September 30, 2001 and 2000

Net sales.  Net sales increased 4.6% to $45.6 million for the nine-month period ended September 30, 2001, from $43.6 million in the same period of 2000.  Sales of plastic card personalization products increased 5.2% to $45.3 million for the nine months ended September 30, 2001, from $43.1 million in the same period of 2000. The remaining sales for the nine months ended September 30, 2001 and 2000, are from products not related to plastic card personalization.  Of the $45.3 million in sales attributable to plastic card personalization products for the nine months ended September 30, 2001, sales of equipment increased 11.1% to $20.0 million from $18.0 million in the comparable period of 2000, and sales of supplies increased 1.0% to $25.3 million from $25.1 million in the same period of 2000.  The increase in sales of equipment is largely attributable to shipment of printers for the Department of Defense “Common Access” Identification Card Project.

International sales increased 0.1% to $16.5 million for the nine months ended September 30, 2001, from $16.5 million in the same period of 2000.  International sales accounted for 36.3% of net sales for the nine months ended September 30, 2001, compared to 37.9% of net sales in the same period of 2000.  The decrease in international sales as a percent of total sales was principally due to the increase in sales in the United States from the shipment of printers for the Department of Defense “Common Access” Identification Card Project for the nine months ended September 30, 2001.

Gross profit.  Gross profit as a percentage of net sales decreased to 39.0% for the nine months ended September 30, 2001, from 40.9% in the same period of 2000.   This decrease was primarily due to manufacturing start-up costs associated with new products, increased discounts and increased sales of  lower margin printers as a percentage of the total printers sold during the nine months ended September 30, 2001.  The mix of printers sold contributed to an increase in the average unit cost of our printers.

Research and development.  Research and development expenses decreased 20.9% to $3.0 million for the nine months ended September 30, 2001, from $3.8 million in the same period of 2000.   Research and development expenses as a percentage of net sales were 6.5% for the nine months ended September 30, 2001, compared to 8.6% for the same period of 2000.  The decrease was primarily due to lower salary expense.

Selling, general and administrative.  Selling, general and administrative expenses increased 7.8% to $7.9 million for the nine months ended September 30, 2001, from $7.3 million in the same period of 2000.  As a percentage of net sales, selling, general and administrative expenses were 17.3% for the nine months ended September 30, 2001, compared to 16.8% for the same period of 2000.  The dollar and percentage increases are principally attributable to additional legal and professional fees, which include fees paid to outside consultants to improve our manufacturing processes. The increases in these fees were partially offset by lower marketing trade show expenses.

Acquisition related costs.  In connection with our pending acquisition by Zebra Technologies, we incurred legal, professional, and investment banking expenses of $956,000 for the nine-month period ended September 30, 2001.  As a percent of net sales, acquisition related costs were 2.1% for the nine months ended September 30, 2001.

Operating income.  Operating income decreased 11.5% to $6.0 million for the nine-month period ended September 30, 2001, from $6.7 million during the same period in 2000.  As a percentage of net sales, operating income was 13.1% for the nine months ended September 30, 2001, compared to 15.5% in the same period of 2000.

Interest expense.  Interest expense totaled $1.2 million for the nine months ended September 30, 2001, compared to $2.3 million for the comparable period in 2000.  This decrease in interest expense is attributable to lower outstanding debt and reduced interest rates for the nine months ended September 30, 2001.  The weighted average interest rate on our outstanding debt for the nine months ended September 30, 2001 was 7.0% as compared to 8.9% in the same period of 2000.

Income tax expense.  Income tax expense was $1.8 million for the nine months ended September 30, 2001, which results in an effective tax rate of 36.5%, compared to $1.7 million and an effective tax rate of 36.5% for the same period of 2000.

Liquidity and Capital Resources

We have historically financed our operations, debt service and capital requirements through cash flows generated from operations. As discussed below, we restructured our bank debt in April 2001.  As a result, our entire bank debt is now classified as a current liability so that our working capital at September 30, 2001 was negative $2.5 million.  Excluding the classification of our outstanding note payable as a current liability, our working capital was $14.0 million at September 30, 2001, and $14.9 million at December 31, 2000.  In the event that the pending acquisition by Zebra is not consummated for any reason, it is our intent to extend the existing credit facility agreement, prior to April 1, 2002.  There can be no assurance that we will be able to extend our credit facility on satisfactory terms.

During the first nine months of 2001 and 2000, net cash flows provided by operating activities were $8.2 million and $2.5 million, respectively.   The increase in cash provided by operating activities was mainly due to a decrease in inventories and an increase in accounts payable and accrued liabilities.  The decrease in inventories is primarily due to management initiatives in 2001 focused on inventory reduction and also due to increased product shipments.  The increase in accounts payable and accrued liabilities is mainly due to the timing of purchases and increased revenue activity relative to the fourth quarter of 2000.  Net cash flows used in investing activities were $486,000 and $1.1 million in each of these periods.  Net cash flows used in financing activities were $6.3 million and $1.4 million, respectively.

As of September 30, 2001, our borrowings consisted of $16.5 million owed under the credit agreement with LaSalle Bank and Harris Bank.  In April 2001, we amended our credit facility, which under the terms of the amendment, has been converted to a $19.0 million term loan, of which $16.5 million is outstanding at September 30, 2001, and a $5.0 million revolving credit facility, of which there was no outstanding balance at September 30, 2001.  The agreement calls for principal repayments of $1.0 million per quarter, with the remaining principal balance and unpaid interest under both the term loan and the revolving loan becoming due and payable in full on April 1, 2002.  We have made debt payments of $3.0 million and $6.4 million, respectively, for the three and nine months ended September 30, 2001.

The revolving credit facility requires, among other things, the maintenance of specified financial ratios including fixed charge coverage and total debt to EBITDA, as defined in the agreement, and restrictions on capital expenditures and the payment of dividends.

                    We believe that funds generated from operations and funds available to us under our revolving credit facility agreement, provided that we are able to extend our credit facility beyond April 1, 2002, will be sufficient to finance our current operations and planned capital expenditure requirements for at least the next 12 months.

Recently Issued Accounting Standards

Effective April 1, 2001, we adopted Financial Accounting Standards Board Emerging Issues Task Force (ETIF) issue 00-14, Accounting for Certain Sales Incentives.  In accordance with the EITF, we have reclassified certain sales incentive expenses totaling $408,000 for the three months ended September 30, 2000 and $1,255,000 for the nine months ended September 30, 2000 from selling, general and administrative expenses and shown them as a reduction of net sales.

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets.  We must adopt these standards no later than January 1, 2002. All business combinations under SFAS No. 141 are to be accounted for using the purchase method of accounting. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets upon their acquisition and how they should be accounted for after initial recognition. SFAS No. 142 states that an intangible asset with a finite useful life be amortized over the period the asset is expected to contribute to the future cash flows of the entity. An intangible asset with an indefinite life is not to be amortized. All intangible assets are subject to periodic impairment tests. We have reviewed the requirements of these standards and have determined that there is no impact on our financials statements.

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

PART II:  OTHER INFORMATION

ITEM 5 - OTHER INFORMATION

As previously disclosed, on July 31, 2001, we announced that we signed a definitive agreement with Zebra Technologies Corporation, pursuant to which a wholly-owned subsidiary of Zebra commenced on August 3, 2001 a cash tender offer for all of our outstanding shares at a price of $7.25 per share.  Over 85% of all outstanding Fargo shares have been tendered as of the date of this report.  The transaction is currently being reviewed by the Federal Trade Commission under the provisions of the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.  Zebra and Fargo continue to be responsive to the Federal Trade Commission in its review and both companies remain committed to closing this transaction.  At this time, we are unable to provide an expected date for completing the transaction.  If this transaction is not completed or is significantly delayed, we could be adversely affected.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)         Exhibits.

Exhibit No.	Description
2.1

Acquisition Agreement dated as of July 31, 2001 among Zebra Technologies Corporation, Rushmore Acquisition Corp. and Fargo Electronics, Inc.(incorporated by reference to Exhibit 2.1 of Fargo’s Form 8-K filed on August 1, 2001 (File No. 333-90937)).

10.1	Lease, dated February 28, 2001, between Fargo Electronics, Inc. and AETNA Life Insurance Company (filed electronically herewith).

99.1

Form of Stockholder Agreement dated as of July 31, 2001 between Zebra Technologies Corporation and each of the Entities Affiliated with TA Associates, Inc. and St. Paul Venture Capital, Inc. (incorporated by reference to Exhibit 99.2 of Fargo’s Form 8-K filed on August 1, 2001 (File No. 333-90937)).

99.2

Form of Stockholder Agreement dated as of July 31, 2001 between Zebra Technologies Corporation and each of Fargo’s Directors and Executive Officers (incorporated by reference to Exhibit 99.3 of Fargo’s Form 8-K filed on August 1, 2001 (File No. 333-90937)).

(b)          Reports on Form 8-K

                                On August 1, 2001, we filed a Current Report of Form 8-K (SEC File No. 333-90937) relating to our Acquisition Agreement, dated July 31, 2001, with Zebra Technologies Corporation and its wholly-owned subsidiary Rushmore Acquisition Corp.

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARGO ELECTRONICS, INC.

November 13, 2001	/s/ Gary R. Holland
Gary R. Holland
President and Chief Executive Officer

/s/ Paul W.B. Stephenson
Paul W.B. Stephenson Chief Financial Officer