Form 10-K
period 2001-12-31
FARGO ELECTRONICS INC
filed 2002-04-01
CIK 1098834

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, $.01 par value

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        As of March 28, 2002, 11,785,900 shares of the Registrant's common stock were outstanding. The aggregate market value of the Registrant's outstanding common stock as of that date (based upon the last sale price of a share of common stock on that date as reported by the Nasdaq National Market), excluding outstanding shares beneficially owned by directors and executive officers, was $47,333,351.

DOCUMENTS INCORPORATED BY REFERENCE

        Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the registrant's Proxy Statement for its 2002 Annual Meeting to be held on May 9, 2002.

PART I

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

  •
  transportation;

  •
  recreation and gaming;

  •
  retail loyalty and discount cards; and

  •
  membership cards and passes.

        As of December 31, 2001, management estimates that approximately 60,000 card personalization systems are installed in more than 100 countries throughout the world.

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

        In February 2000, we completed an initial public offering of 5,000,000 shares of our common stock, resulting in net proceeds of $69,750,000 before offering expenses. We used the proceeds of the offering to repay debt and redeem our redeemable preferred stock. For more information about the use of proceeds from the offering, see Note 3 to our financial statements beginning on page F-10.

        On July 31, 2001, we entered into an acquisition agreement pursuant to which we agreed to be acquired by Zebra Technologies Corporation. Under the now terminated acquisition agreement, on August 3, 2001, a wholly-owned subsidiary of Zebra commenced a cash tender offer for all of our outstanding shares at a price of $7.25 per share. The tender offer was subject to certain conditions, including successful termination of the Federal Trade Commission's antitrust review under the provisions of the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

        On March 27, 2002, Fargo and Zebra agreed to terminate the acquisition agreement. Based on discussions with representatives of the Federal Trade Commission, Fargo and Zebra concluded that the

FTC would not approve the acquisition of Fargo by Zebra. The agreement between Fargo and Zebra terminating the acquisition agreement provides for the immediate termination of the tender offer and includes a mutual release. Shares tendered in the tender offer will not be accepted by Zebra for payment and will be returned to the stockholders.

        Fargo was originally incorporated in North Dakota in 1979 and reincorporated as a Minnesota corporation in 1985. We reincorporated as a Delaware corporation shortly before our initial public offering of common stock in February 2000. Our principal executive offices are located at 6533 Flying Cloud Drive, Eden Prairie, Minnesota 55344, and our telephone number is (952) 941-9470. Our website address is www.fargo.com.

  (b)    Financial Information About Segments

        Our business is organized, managed and internally reported as a single segment. Geographical sales information is contained in Note 11 to our financial statements on page F-18 of this report, and is incorporated in this item by reference.

  (c)    Narrative Description of the Business

Industry Background

        Certain social, technological and commercial factors are increasing the demand for personalized identification and access cards. As concern for personal safety and property protection has heightened in the wake of the terrorist attacks of September 11, 2001, well-publicized security breaches and violent crimes at government facilities, businesses, hospitals and schools, personalized identification cards are increasingly being used as a means of both visual and electronic identification and to control access to these premises. In addition, new applications for personalized cards are being driven by the development of bar codes, magnetic stripes, proximity sensors, biometric technologies and small computer chips called "smart chips" that store and process information on personalized cards. We believe that these phenomena—the need for security and the development of new technologies—will foster a growing market for digital card personalization systems. We believe that new biometric technologies such as fingerprint reading and voice recognition will be integrated with personalized card systems for added security. These factors will increase the demand for identification card products that involve high quality graphics applied to uneven surfaces in a wide variety of applications.

        For many years the primary method of producing identification cards was to overlay instant photographs and type-set text or logos on a plastic card and then apply a plastic laminate over the card for durability and longevity. The development of digital imaging and direct-to-card thermal dye sublimation processes in the late 1980's created the opportunity to create more durable identification and access cards that offer superior graphic and design capabilities and are less susceptible to alteration or forgery. The development of systems incorporating high definition printing, such as Fargo's High Definition Printing™ (HDP™) process, permits high quality images to be printed on cards with uneven surfaces and of varying size and thickness, such as smart cards and proximity cards. Traditional systems that could deal with the demands of printing on smart cards and proximity cards were expensive and difficult to use. Some of the technologies that were applied to dye sublimation are also being applied using ink jet technology and materials such as glossy paper and lamination or Teslin®, a material that accepts ink jet ink and is more durable than paper.

        The digital card personalization market is characterized by two general types of systems— "central issue" and "instant issue" systems. Central issue systems typically involve batch processing, printing, and the embossing (raising of certain areas of the card to form letters or numbers) of plastic cards, often at a different location from where the relevant data is collected. Cards are usually sent or issued to individuals days or weeks after the initial processing begins. Central issue processing is typically used in large scale programs such as processing of credit cards and, in many cases, issuing of drivers licenses.

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

        Flexibility and ease of use.    All of our systems can be integrated into a network or operated as a stand alone system, attached to a single personal computer. Because our systems are relatively compact, they are easily moved from one location to another. Although our systems are technically sophisticated, they do not require a high level of technical sophistication to operate, so end users can create personalized cards quickly and easily. All of our systems are designed to be interoperable with the hardware, software and other equipment most often used by our resellers so they can create systems tailored to their customers' needs.

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

        Direct-to-card printing is the most common technology used by digital card printers to print images directly onto the surface of a plastic card. The process involves heating a special print ribbon beneath a thermal printhead and pressing down so that the ribbon is in contact with the card and the printhead rests on the top of the ribbon, resulting in the transfer of color from the ribbon to a blank card. This method requires that the card be clean and very flat, as the printhead itself is flat and must contact all of the card in order to lay down a proper print. Because PVC is the most conducive material on which to print, almost all of the blank cards used with our systems are made with a clear PVC layer on both sides of the card. Most card printers in the market today use this direct-to-card technology, including the vast majority of the printers that we have manufactured to date.

        High definition printing is a process in which the printer first prints images onto a special film, which is then laminated onto the surface of a blank card through heat and pressure. Because the graphics and text are printed on the underside of the film, the image is "sandwiched" between the film and the card, providing for better image quality and improved dye migration and ultraviolet light control than direct-to-card printing. By printing on the film rather than directly on the surface of a card, the ceramic printheads in our HDP systems are less susceptible to damage that can result from contact with debris or imperfections on the hard surface of a card. High definition printing also eliminates many of the printing irregularities that can occur in direct-to-card printing when the printhead passes over a dirty or uneven area and fails to maintain contact with the card surface. For example, our HDP systems are ideal for printing on proximity cards and smart cards, which tend to have uneven surfaces due to embedded wires and smart chips. We have been shipping our line of high definition printing systems since 2000. In summary, high definition printing produces higher quality images than direct-to-card printing, and the ability to print on many card sizes, types or chemical compositions, including biodegradable cards.

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

        The term "smart card" commonly refers to any plastic card with an embedded integrated circuit microchip or an on-board microprocessor. Smart card data is accessed by direct electrical contact with a smart card reader that makes physical contact with a gold plate on the card face and then reads and transmits data electronically. Contactless smart cards have an electronic microchip and an antenna embedded inside that allow the card to communicate with an antenna/coupler unit without physical contact. A smart card data encoding option is available on most of our systems to electronically record data on smart chips as the cards are processed through our systems. On several of our new Professional Series printers, either a contact or contactless option is available.

        Proximity cards have embedded electronic circuits that store data that can be read by a proximity reading device without the need for the card to make physical contact with the reader. Users can leave their proximity cards inside their wallet or purse while the reader processes the code, making the convenience of proximity cards increasingly popular for access control applications. We are working with leading proximity card manufacturers, such as HID Systems Inc. in the United States, and technologies more popular outside of the United States such as Mifare and Legic, to incorporate proximity encoding operations into our Professional line of printers.

        Through the Fargo Technology Alliance, an industry group of vendors that we brought together to provide solutions in smart cards and proximity cards, we are working with manufacturers and developers of various methods of encoding biometric data — such as fingerprints or voice recognition features — on cards through our systems.

Our Products

        We currently manufacture four different product lines with a variety of options within each product line as illustrated in the following chart.

	Professional Series			Persona Series
	HDP Printers	Direct-To-Card Printers
	HDP 820	Pro-LX	DTC 500 Series	C25, C15, C11, M11
Print Method	Dye sublimation/ resin thermal transfer	Dye sublimation/ resin thermal transfer	Dye sublimation/ resin thermal transfer	C25, C15, C11: Dye sublimation/ resin thermal transfer M11: Resin thermal transfer
Color Capability	Full Color	Full color and monochrome	Full color and monochrome	C25, C15, C11: Full color and monochrome M10: Monochrome
Maximum Print Speed	35 seconds (YMC with Lamination)	Pro-LX: 30 seconds (YMCK / Lam)	27 seconds (YMCKO)	C25: 30 seconds (YMCKO) C15: 35 seconds (YMCKO) C11: 30 seconds (YMCKO) M11, C11, C15, C25: 5 seconds (monochrome)
Printing Sides	Dual	Dual	DTC520/525: Dual DTC510/515: Single	C25: Dual C15, C11, M11: Single
Magnetic Stripe Option	Yes	Yes	Yes	Yes
E-Card Docking Station Option	Yes	Yes	Yes	C25, C15: Yes C11, M11: No
Contact Smart Card Encoder Option	Yes	No	Yes	No
Contactless Smart Card Encoder Option	Yes	No	Yes	No
Proximity Card Encoder Option	Yes	No	Yes	No
SmartGuard (Electronic Printer Lock)	Yes	Yes	DTC510/520: No DTC515/525: Yes	No
Card Hopper Capacity	250	100	DTC510/520: 100 DTC515/525: 200	C25, C15: 100 C11, M11: 45
Networking Capability	Yes	Yes	Yes	Yes
Compatibility	PC	PC	PC/MAC	C15: PC/Mac C25, C11, M11: PC

        We sell our products to resellers who offer our products to end users typically as part of an integrated system that may also include a digital camera, a computer with card design software and other equipment manufactured by other companies. All of our systems are designed to be interoperable with the hardware, software and other equipment most often used by our resellers.

        In addition to manufacturing card personalization systems, a significant portion of our business is supplying our independent distributors and resellers with consumable supplies that are engineered to work compatibly with our printers, such as ribbons and overlaminates. Sales of these consumable supplies accounted for approximately 56%, 57% and 51% of our net sales of card personalization products in 2001, 2000 and 1999, respectively. Our consumable supplies business provides us with recurring revenues because most of our supplies are proprietary and unique to our systems. We engineer these supplies in cooperation with the manufacturers of these materials and some are specially designed and manufactured to produce superior cards and prevent operator errors. Printer ribbons have a panelized appearance and are used to create the images on the cards. Each ribbon prints a fixed number of cards so that an end user or distributor can calculate the number of ribbons needed to print a certain number of cards. Overlaminates are applied after the printing process and increase the durability of the cards. These overlaminates are offered in clear material, a standard holographic material, and in a custom holographic application where the end user may customize the holograph in the overlaminate in order to increase security as well as durability. In order to mitigate some of the difficulties that card systems experience in printing on uneven or dirty cards, we sell blank cards that are optically scanned to ensure that they are as clean and defect free as reasonably possible. Both the ribbons and the overlaminates include proprietary technology owned by their respective manufacturers and, in some cases, technology owned by us. Blank cards, however, are essentially a commodity item that may be purchased through a variety of sources. We also sell, as part of our supplies business, replacement parts for the systems and extended warranties.

Sales and Marketing

        Distribution channels.    We market and sell our products through a distribution channel of independent distributors and resellers in more than 100 countries worldwide. We believe that our distribution network is the largest and most dedicated in our industry. We believe, however, that the announcement in July 2001 of our proposed acquisition by Zebra Technologies and the nearly eight-month delay due to the Hart-Scott-Rodino antitrust review prior to termination of the transaction in March 2002 has had an adverse effect on our distributorship and reseller relationships and consequently our sales.

        In conjunction with the introduction of our Professional Series systems in September of 2000, we implemented an exclusive distribution strategy for these premium systems in the United States. As with our international distributors, our domestic distributors and resellers that wish to sell our Professional Series product line must commit to a distribution arrangement which requires, among other things, that our products constitute 80% of our resellers' total dollar volume of sales of card personalization systems and that our distributors sell exclusively Fargo products. Our Professional Series is currently sold through five exclusive distributors and approximately 200 value-added resellers who have agreed to meet the 80% volume requirement. We believe, however, that many of our resellers are not currently in compliance with this 80% volume requirement due to the uncertainty caused by our delayed and now terminated transaction with Zebra Technologies Corporation. As we seek to strengthen our distribution network, we will evaluate when and how to more aggressively enforce these volume requirements.

        Our Persona Series, which is our line of lower priced value systems, is available on a non-exclusive basis to all our distributors and resellers. In the United States, our Persona Series distribution network currently includes approximately 265 direct resellers, as well as nine distributors who distribute our products to their approximately 1,500 resellers nationwide.

        Our international distribution network includes 67 resellers and 48 distributors throughout Europe, Asia, Africa, Latin America and Australia. Although doing business in developing regions involves risks of political and economic instability, we are generally able to terminate our arrangements with our international distributors and resellers upon short notice in order to mitigate such risks. Additional information about our international sales is also included in Note 11 to our financial statements on page F-18 of this report.

        Our largest ten distributors and resellers accounted for a combined total of 43%, 41% and 41% of sales in 2001, 2000 and 1999, respectively. One customer accounted for more than 10% of our sales in 2000, while no single customer accounted for more than 10% of our sales in 2001 and 1999. We support our distribution network and end-user customers through our offices in Eden Prairie, Minnesota. As of December 31, 2001, we directly employed 44 individuals engaged in sales, marketing and technical support.

        Resellers sell a variety of identification and access control components from different manufacturers, and customize systems for end-user applications as part of their systems integration business. Because these sales channels provide specific equipment, software, configuration, installation, integration and support services required by end users within various market segments, these relationships allow us to reach end users worldwide in a broad variety of industries. We do not compete with our distributors or resellers by selling directly to end users.

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

        We routinely conduct promotional efforts targeted at distributors and resellers, as well as directly to potential end users such as corporations, schools, hospitals and others. Most of our promotional efforts are directed at end users. Our web site provides visitors with information about the company and our systems, allows them to contact us via e-mail, and also allows special access to our authorized distribution network to obtain detailed product specifications, pricing information and technical updates. We also actively participate in industry trade shows, both as an exhibitor at larger trade shows and with our distribution partners at smaller, regional trade shows. All leads generated by our marketing activities are referred to an appropriate authorized distributor or reseller.

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

        End users and applications.    Our card personalization systems are used to create personalized cards for a wide variety of applications by end users in many different vertical markets, as illustrated below:

Corporate	Access control, employee identification and parking passes
Education	Access control, student identification, stored value for bookstore and cafeteria and library cards
Government	Drivers' licenses, military identification, social services identification and stored value
Healthcare	Access control and employee identification
Transportation	Bus and train passes
Gaming, Entertainment, and Hospitality	Access to events, hotel rooms, exclusive privileges, stored value for gaming, restaurants and shops
Commerce and Recreation	Customer loyalty and discount cards, park passes and ski lift passes

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

        We have assembled a highly trained staff of electrical, mechanical and chemical engineers and we devote significant resources to developing new card printing solutions and compatible proprietary supplies for our target markets, as well as maintain high standards of quality and reliability. As of December 31, 2001, we had 34 employees engaged in new product design, engineering and development.

        We continue to implement our strategy to invest significant engineering resources in product development. Our research and development costs were approximately 6.6%, 8.5%, and 7.3% of net sales in 2001, 2000 and 1999, respectively.

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

        As of December 31, 2001, we held 18 United States patents related to our card business. We have also filed applications for approximately 60 additional United States patents that are currently pending. Our existing patents expire during the period between January 2009 and September 2020. We consider our most important patents to be those covering our methods for driving our printheads, our lamination methods and our method of identifying dye sublimation and thermal transfer ribbons. We also rely on proprietary manufacturing processes and techniques, materials expertise and trade secrets applicable to the manufacture of our systems. We believe that these proprietary rights may provide us with a competitive advantage as important as, if not more important than, patent protection. We seek to maintain the confidentiality of this proprietary information by requiring employees who have access to it to sign confidentiality and non-competition agreements and by limiting access by outside parties to such information. We file some patents in counties outside the United States, again depending on our analysis of various business considerations such as the cost of obtaining a patent, the likely scope of patent protection and the benefits of patent protection relative to relying on trade secrets and other protection. We recognize that some countries in which we do business do not offer the same level of protection for intellectual property as does the United States.

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

        To keep our inventory costs low, we try to manage our production of systems by not maintaining any significant inventory of completed systems and we maintain only limited inventories of component parts and consumable supplies. We enter into purchase agreements with certain suppliers that require us to purchase minimum amounts of inventory. We endeavor to produce systems as they are ordered, which causes us to forecast production based on past sales and our estimates of future demand rather than stocking finished goods. While most components are available from multiple vendors, certain components used in our systems are only available from single or limited sources. In common with most of our competitors, we rely on Kyocera, based in Japan, to supply us with printheads. A disruption in the supply of printheads, such as the occurrence of a catastrophic event affecting Kyocera or its decision to limit or cease production, would affect the entire industry, including us.

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
  •
  general market and economic conditions.

        We believe that we compete favorably with respect to each of these factors. Although the prices of our Professional systems are generally higher than those of our competitors, we have been able to maintain these prices because of our reputation for quality and performance and our favorable relationships with our independent resellers. Our Persona line of printers is very price competitive.

        The card personalization industry includes approximately 25 companies that manufacture digital card printers; and although the market is fragmented, there are six strong competitors: Datacard, Fargo, Zebra (Eltron), Atlantek, Nisca and MagiCard. We believe that Fargo has the largest revenue of digital card personalization systems when both systems and consumables (but not software) are included. We also compete with manufacturers of analog lamination systems, such as Polaroid Corporation, which we believe continues to be the leading seller of card products. Competition also includes general use ink jet printers that print onto Teslin, an ink jet receptive surface manufactured by Pittsburgh Paint and Glass. As the result of the termination in March 2002 of our proposed acquisition by Zebra, it is possible that Zebra may be a more vigorous competitor in our business.

Employees

        As of March 15, 2002, we employed approximately 189 persons, of whom 91 are engaged in manufacturing, 39 in research and development, 44 in sales, marketing and technical support and the balance in management and administrative positions. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages and consider relations with our employees to be good.

        All employees are required to sign a confidentiality and non-competition agreement prior to beginning employment with us. The confidentiality obligations do not expire and the non-competition restrictions are typically for a period of 12 months for most employees and 18 months for key employees and all engineers.

  (d)    Financial Information About Geographic Areas

        See Note 11 on page F-18 of our financial statements for information about export sales.

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

Our agreement to be acquired by Zebra Technologies Corporation has been terminated, which means that shares tendered by our stockholders in the tender offer will be returned without payment of the tender offer price or any interest and our stockholders may be unable to sell their shares at an equivalent or higher price in the future.

        On March 27, 2002, Fargo and Zebra agreed to terminate the acquisition agreement between the parties. Based on discussions with representatives of the Federal Trade Commission, Fargo and Zebra concluded that the FTC would not approve the acquisition of Fargo by Zebra. As a result of the termination of the transaction, the shares tendered by our stockholders in the tender offer will be returned to them without payment by Zebra of the $7.25 per share tender offer price or any interest. Our stock price, as reported by the Nasdaq National Market, could be subject to volatility following the announcement that our acquisition agreement with Zebra had been terminated. Our stockholders may be unable to sell their shares in the future at a price equal to or higher than the price previously offered in the tender offer.

The delay and uncertainty caused by the Federal Trade Commission's review of our proposed acquisition by Zebra Technologies, and the termination of the proposed transaction due to the failure to obtain regulatory approval, has inhibited our growth and negatively impacted our business.

        We believe that the announcement in late July 2001 of our proposed acquisition by Zebra Technologies and the nearly eight-month delay due to the Hart-Scott-Rodino antitrust review prior to termination of the transaction in March 2002 has had an adverse affect on our distributorship and reseller relationships and, consequently, our sales. All of our revenue comes from sales through our distributor and reseller network and we do not sell our products directly to end-users. Although our distributors and resellers have made certain contractual commitments to us, they are independent businesses that we do not control. We believe that the announcement of our proposed acquisition by Zebra Technologies and the delay due to the regulatory review process has caused our distribution network to take actions to protect their business interests against the uncertainty inherent in such transactions. These actions have included taking on competing product lines, devoting their efforts to other products in different markets, reducing or discontinuing sales of our products or failing to devote the resources necessary to provide effective sales and marketing support of our products. We believe that these types of reactions by our distribution network to the uncertainty and delay surrounding the proposed transaction with Zebra has inhibited our growth and negatively impacted our business. The continuation of these actions, even though the proposed transaction with Zebra has now been terminated, could have a continuing material adverse effect on our financial condition and results of operations. We are dependent upon the continued viability and financial stability of these distributors and resellers, and if they choose to move away from purchasing products from us, this will negatively affect our sales.

We rely on sole and single-source suppliers, which could cause delays, increases in costs or prevent us from completing customer orders, all of which could materially harm our business.

        We rely on outside vendors to manufacture or develop products and consumable supplies that are used in our systems. We purchase critical components for our systems, including printheads, dye sublimation printer ribbons and microprocessors from separate single source suppliers. Our inability to obtain adequate deliveries or alternative sources of supply could cause delays, increases in costs and lower gross profit margins. Currently, our sole supplier of printheads is Kyocera, based in Japan, our current sole supplier of ribbons is Dai Nippon, also based in Japan and our current supplier of most of the microprocessors that run our printers is Motorola. If any of these suppliers is unable to ship critical components, we, together with others in our industry, would be unable to manufacture and ship products to our customers. If the price of printheads, ribbons or microprocessors increases for any reason, or if these suppliers are unable or unwilling to deliver, we may have to find another source, which could result in interruptions, increased costs, delays and quality control problems. War, natural disaster, trade embargoes or economic hardship in Japan could also result in a disruption in shipments from our Japanese suppliers which could require us, together with the entire card personalization industry, to develop new sources of these supplies or else cause us to be unable to complete and ship orders to our customers.

We do not maintain significant inventories of component parts or finished goods and our failure to adequately forecast demand could result in shortages and damage our business.

        We try to manage our production of systems by maintaining no significant inventory of completed systems. We enter into purchase agreements with certain suppliers that require us to purchase minimum amounts of inventory. We maintain only limited inventories of component parts and consumable supplies. We endeavor to produce systems as they are ordered, which causes us to forecast production based on past sales and our estimates of future demand. In the event that we significantly underestimate our needs or encounter an unexpectedly high level of demand for our systems or our suppliers are unable to deliver our orders of components in a timely manner, we may be unable to fill our product orders on time which could harm our reputation and result in reduced sales.

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

        All of our revenue comes from sales through our distributor and reseller network, and we do not sell our products directly to end users. Although our distributors and resellers have made certain contractual commitments to us, they are independent businesses that we do not control. We cannot be certain that they will continue to market or sell our systems effectively. In particular, our agreements with distributors and resellers of our Persona Series line of systems are typically non-exclusive, so our distributors and resellers could carry competing product lines, devote their efforts to other products in different markets, reduce or discontinue sales of our products or fail to devote the resources necessary to provide effective sales and marketing support of our products, which could have a material adverse effect on our financial condition and results of operations. In addition, we have moved to an exclusive distribution strategy for our Professional Series line of systems, so we rely on fewer distributors and resellers to sell our premium products. The failure of any one or more of these distributors or resellers of our Professional Series systems to effectively market and sell these products could impede our exclusive distribution strategy and negatively affect our sales. We are dependent upon the continued viability and financial stability of these distributors and resellers, many of which are small organizations with limited capital. We believe that our future growth and success will continue to depend in large part upon the success of our distributors in operating their own businesses.

Our competitors have substantial resources. Competition may result in price reductions, lower gross profits and loss of market share.

        We face significant competition in developing and selling our systems. Our principal competitors have substantial marketing, financial, development and personnel resources. To remain competitive, we believe that we must continue to provide:

  •
  technologically advanced systems that satisfy the demands of our customers,
  •
  superior customer service,
  •
  high levels of quality and reliability, and
  •
  dependable and efficient distribution networks.

        We cannot assure you that we will be able to compete successfully against our current or future competitors. Zebra Technologies has been a significant competitor of ours in the past, and may be a more vigorous competitor in the future as a result of the termination of the agreement under which Zebra was to acquire Fargo. Increased competition from manufacturers of systems or consumables may result in price reductions, lower gross margins and loss of market share and could require increased spending by us on research and development, sales and marketing and customer support. Some of our competitors may make strategic acquisitions or establish cooperative relationships with suppliers or companies that produce complementary products such as cameras, computer equipment, software or biometric applications. If any technology that is competing with ours becomes more reliable, higher performing, less expensive or has other advantages over our technology, then the demand for our products and services could decrease. Any of these factors could reduce our earnings.

We sell a significant portion of our products internationally and purchase important components from foreign suppliers, which exposes us to currency fluctuations and other risks.

        We sell a significant amount of our products to customers outside the United States, particularly in Europe and Asia. International sales accounted for 37%, 38%, and 36% of our net sales in 2001, 2000, and 1999, respectively. We expect that shipments to international customers, including customers in Europe and Asia, will continue to account for a significant portion of our net sales. The economic and financial instability that has occurred in Asia in the past has not had a material adverse affect on our business, although a recurrence of such instability could have a negative effect in the future. Sales outside the United States involve the following risks, among others:

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
  •
  our contracts with foreign distributors and resellers do not fully protect us against political and economic instability;
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

The complex design of our systems could result in manufacturing delays and other problems that cause us to fail to meet the demand for our systems on a timely basis, increase the cost of our systems or both.

        We have experienced manufacturing problems with some of our systems in the past. Similar problems in the future could lead to production delays that could cause our distribution network to choose to sell competing systems. In addition, manufacturing problems could result in higher material, labor and other costs which could increase the total cost of our systems and could decrease our profit margins.

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

        In addition, we currently have a significant level of debt under our credit facility agreement. This credit facility imposes several restrictive conditions on our ability to incur additional indebtedness and pay dividends. This credit facility, and other future credit facilities, may prevent us from taking steps necessary to further our growth. In addition, this credit facility has a short term (less than 18 months) expiration date. It is possible that our current lenders and other potential lenders may not extend us credit.

Item 2.    PROPERTIES

        We currently lease approximately 90,240 square feet of space for our corporate headquarters and manufacturing facility in Eden Prairie, Minnesota. Our lease for this facility expires in December 2006 and we have the option of extending this lease for an additional two or five year period.

Item 3.    LEGAL PROCEEDINGS

        We do not believe that any legal matters exist that would have a material adverse effect on our business, financial condition or results of operations.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matter was submitted for a vote of our security holders during the fourth quarter of the fiscal year covered by this report.

Item 4A.    EXECUTIVE OFFICERS OF FARGO

Name	Age	Position
Gary R. Holland	60	President, Chief Executive Officer, and Chairman of the Board of Directors
Scott Ackerman	38	Vice President—Quality and Management Systems
Mark Andersen	41	Vice President—Sales
Tony Dick	29	Acting Chief Financial Officer
Kathleen Phillips	37	Vice President—Marketing
Tom Platner	42	Vice President—Engineering and Manufacturing
Jeffrey D. Upin	43	Vice President and General Counsel

        Gary R. Holland has served as our Chief Executive Officer since February 1998. From May 1997 to February 1998, Mr. Holland was the general manager of Fargo. From 1992 to 1997, Mr. Holland owned and operated two business and strategy consulting firms, Decision Process International and Holland & Associates. From 1982 to 1992, Mr. Holland was the President of Datacard Corporation. From 1979 to 1982, he was the President and Chief Operating Officer of CPT Corporation. Mr. Holland also serves as a member of the boards of directors of Check Technology Corporation and is Chairman of DataKey Corporation.

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

        Mark Andersen has been Vice President—Sales since June 2000. He previously was Fargo's director of sales since 1997 and joined Fargo in 1994 as a regional sales manager. Prior to joining Fargo, he served in various computer products sales positions with a division of United Stationers, Inc.

        Tony Dick Acting Chief Financial Officer—a position he has held since February 2002. He was previously Director of Finance since June 2000 and joined Fargo in 1997 as controller. Prior to joining Fargo, he worked for the accounting firm Larson, Allen, Weishair, LLP.

        Kathleen Phillips has been our Vice President—Marketing since June 2000. She joined Fargo in 1993, and has held various management positions at Fargo, including technical support, inside sales, customer service and most recently product marketing. Prior to joining Fargo, she held various positions in research and development, and technical support and services at Northgate Computer Systems from 1989 to 1992.

        Tom Platner has been our Vice President—Engineering and Manufacturing since November 2000. He joined Fargo as Director of Product Development in August 1999. Prior to joining Fargo, he worked as Engineering Manager and Director of Engineering at Rosemount Inc. (division of Emerson Electric) of Eden Prairie from 1995 to 1999. He held various engineering positions at McQuay International of Minneapolis, from 1985 to 1995, and for Carrier Corporation (division of United Technologies) as a Field Application Engineer from 1981 to 1985.

        Jeffrey D. Upin has served as our General Counsel since April 1995 and holds operational duties as Director of Supplies. Mr. Upin was appointed as Fargo's Vice President and Corporate Secretary in September of 2000. Prior to joining Fargo, Mr. Upin served as Vice President of St. Paul Clothiers, a regional retail operation.

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

2001	High	Low	2000	High	Low
First Quarter	$5.13	$2.13
Second Quarter	4.97	2.08	Second Quarter	$11.88	$2.75
Third Quarter	7.22	4.21	Third Quarter	8.94	3.75
Fourth Quarter	7.12	6.73	Fourth Quarter	6.16	1.59

  (b)    Holders.

        As of March 18, 2002, we estimate that there were over 1,500 beneficial owners of shares of our common stock, which shares were held by 84 record holders.

  (c)    Dividends.

        We have not declared or paid any cash dividends on our common stock for the past three fiscal years, other than S corporation distributions prior to our conversion to a C corporation in connection with our recapitalization in February 1998. Our Board of Directors presently intends to retain all earnings to repay remaining indebtedness under our credit facility, to support our operations and to finance expansion. Under Delaware law, we are permitted to pay dividends only out our surplus or net profits. In addition, our ability to declare and pay dividends is restricted by the terms of our credit facility.

  (d)    Recent Sales of Unregistered Securities.

        We did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, during the fiscal year ended December 31, 2001.

Item 6.    SELECTED FINANCIAL DATA.

        The data presented below as of and for the years ended December 31, 2001, 2000 and 1999 are derived from our audited financial statements included elsewhere in this report. The financial data as of and for the years ended December 31, 1998 and 1997 are derived from our audited financial statements that are not included in this report. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this report and our financial statements and related notes beginning on page F-1 and other financial information included elsewhere in this report.

Summary Statements of Operations Data

(in thousands, except per share data)

	2001	2000	1999	1998	1997
Net sales	$60,963	$57,845	$54,107	$47,647	$55,140
Cost of sales	37,497	34,721	28,928	23,195	27,938

Gross profit	23,466	23,124	25,179	24,452	27,202

Operating expenses:
Research and development	4,053	4,934	4,011	1,586	1,845
Selling, general and administrative	10,341	10,027	8,525	8,307	10,456
Recapitalization costs(1)	—	—	—	8,386	—
Acquisition related costs(2)	1,434	—	—	—	—

Total operating expenses	15,828	14,961	12,536	18,279	12,301

Operating income	7,638	8,163	12,643	6,173	14,901
Other income (expense):
Interest expense	(1,379)	(2,830)	(5,956)	(5,298)	—
Interest income	79	81	102	109	183
Other, net	(33)	7	270	(273)	(878)

Total other expense	(1,333)	(2,742)	(5,584)	(5,462)	(695)

Income before provision for income taxes and extraordinary loss	6,305	5,421	7,059	711	14,206
Provision for income taxes	2,229	1,979	2,575	2,800	—

Net income (loss) before extraordinary loss	4,076	3,442	4,484	(2,089)	14,206
Extraordinary loss, net of applicable income taxes	—	(385)	—	—	—

Net income (loss)	4,076	3,057	4,484	(2,089)	14,206
Accrued dividends on Series B, 8% redeemable preferred stock	—	(350)	(2,620)	(2,113)	—
Accretion of convertible participating preferred stock	—	—	(67,000)	—	—

Net income (loss) available to common stockholders	$4,076	$2,707	$(65,136)	$(4,202)	$14,206

Net income (loss) per common share:
Basic earnings:
Income before extraordinary loss	$0.35	$0.29	$(37.56)	$(0.98)	$0.66
Extraordinary loss	—	(0.04)	—	—	—

Net income (loss)	$0.35	$0.25	$(37.56)	$(0.98)	$0.66

Diluted earnings:
Income (loss) before extraordinary loss	$0.34	$0.27	$(37.56)	$(0.98)	$0.66
Extraordinary loss	—	(0.03)	—	—	—

Net income (loss)	$0.34	$0.24	$(37.56)	$(0.98)	$0.66

Weighted average common shares outstanding:
Basic shares outstanding	11,760	10,637	1,734	4,307	21,561

Diluted shares outstanding	11,958	11,413	1,734	4,307	21,561

(1)
Reflects expenses consisting primarily of employee compensation, legal and professional fees incurred by us in connection with our leveraged recapitalization in February 1998. For the year ended December 31, 1998, excluding the recapitalization costs and assuming we had been a C corporation the entire period, net income available to common stockholders would have been $3,709. For the year ended December 31, 1998, basic net income per common share would have been $0.86 and diluted net income per common share would have been $0.43, respectively.
(2)
Reflects expenses consisting primarily for legal, professional, and investment banking fees incurred by us in connection with the now terminated acquisition of Fargo by Zebra Technologies Corporation, which was terminated in March 2002. Excluding these acquisition related costs, net income available to common stockholders would have been $5,510. For the year ended December 31, 2001, basic and diluted net income per common share would have been $0.42.

Summary Balance Sheet Data
(in thousands)

	As of December 31,
	2001	2000	1999	1998	1997
Cash and cash equivalents	$3,586	$1,223	$1,509	$1,103	$4,555
Working capital	9,190	14,850	7,569	5,184	10,074
Total assets	46,213	48,815	49,094	46,628	13,477
Note payable, stockholder	—	—	10,000	10,000	—
Bank debt	14,000	22,900	50,100	53,500	—
Series B, 8% redeemable preferred stock	—	—	34,733	32,113	—
Convertible participating preferred stock	—	—	75,000	8,000	—
Stockholders' equity (deficiency)	25,638	21,359	(124,948)	(59,825)	11,434

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        Certain statements contained in this report include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All forward-looking statements in this document are based on information currently available to us as of the date of this report, and we assume no obligation to update any forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors may include, among others, those factors listed in Item 1.A and elsewhere in this report and our other filings with the Securities and Exchange Commission. The following discussion should be read in conjunction with our financial statements and related notes appearing elsewhere in this report.

Overview

        We design, manufacture, sell and support a broad line of products for plastic card personalization and data encoding.

        In February 2000, we completed an initial public offering of 5,000,000 shares of our common stock, resulting in net proceeds of $69,750,000 before offering expenses. We used the proceeds of the offering to repay debt and redeem our redeemable preferred stock. For more information about the use of proceeds from the offering, see Note 3 to our financial statements beginning on page F-10.

Results of Operations

        The following table sets forth, for the periods indicated, certain selected financial data expressed as a percentage of net sales:

	Years Ended December 31,
	2001	2000	1999
Net sales	100.0%	100.0%	100.0%
Cost of sales	61.5	60.0	53.5

Gross profit	38.5	40.0	46.5

Operating expenses:
Research and development	6.6	8.5	7.4
Selling, general and administrative	17.0	17.3	15.8
Acquisition related costs	2.4	—	—

Total operating expenses	26.0	25.8	23.2

Operating income	12.5%	14.2%	23.3%

Comparison of Years Ended December 31, 2001 and 2000

        Net sales.    Net sales increased 5.4% to $61.0 million in 2001 from $57.8 million in 2000. The mix of net sales continued to change with sales of plastic card personalization products increasing 5.9% to $60.6 million in 2001 from $57.2 million in 2000. Sales of products not related to plastic card personalization decreased 43.0% to $358,000 in 2001 from $628,000 in 2000. Of the $60.6 million in sales attributable to plastic card personalization products in 2001, sales of equipment increased 9.4% to $27.0 million from $24.7 million in 2000, and sales of supplies increased 3.3% to $33.6 million from $32.5 million in 2000. The increase in sales of equipment is largely attributable to shipment of printers for the Department of Defense "Common Access" Identification Card Project. The increase in sales of supplies was the result of increased unit volume of ribbons.

        International sales increased 0.4% to $22.3 million in 2001 from $22.2 million in 2000 and accounted for 36.6% of net sales in 2001 compared to 38.4% of net sales in 2000. The decrease in international sales as a percent of total sales was principally due to the increase in sales in the United States from the shipment of printers to the Department of Defense for the year ended December 31, 2001. We experienced increased international sales in Canada, primarily the result of increased sales of equipment. This increase in international sales was partially offset by decreased sales in Asia Pacific. Asia Pacific sales were lower mainly due a decrease in sales of equipment.

        Our now terminated agreement to be acquired by Zebra Technologies Corporation was announced on July 31, 2001. We believe that the announcement of the acquisition and the delay in the consummation of the transaction, which was terminated on March 27, 2002, due to the Hart-Scott-Rodino antitrust review has had, and will likely continue to have, an adverse effect on our distributorship and reseller arrangements and, consequently, our sales.

        Gross profit.    Gross profit increased 1.6% to $23.5 million for 2001 from $23.1 million in 2000. Several factors, however, led to a decline in the gross profit margin percent to 38.5% in 2001 from 40.0% in 2000, notably, increases in manufacturing start-up costs associated with our new products, increased discounts and increased sales of lower margin printers in 2001. Lower material costs on supplies partially offset these negative factors.

        Research and development.    Research and development expenses decreased 17.9% to $4.1 million in 2001 from $4.9 million in 2000. Research and development expenses as a percentage of net sales were 6.6% for 2001 compared to 8.5% for 2000. Lower salary expense as a result of lower staffing levels and tighter controls on expenditures for prototype parts contributed to the decrease in research and development expenses.

        Selling, general and administrative.    Selling, general and administrative expenses increased 3.1% to $10.3 million in 2001 from $10.0 million in 2000. As a percentage of net sales, selling, general and administrative expenses were 17.0% in 2001, compared to 17.3% in 2000. The dollar increase is principally attributable to additional legal and professional fees, which include fees paid to outside consultants to improve our manufacturing processes. These increases in fees were partially offset by lower marketing trade show and marketing program expenses.

        Acquisition related costs.    In connection with our now terminated acquisition by Zebra Technologies Corporation, we incurred legal, professional, and investment banking expenses of $1.4 million for the year ended December 31, 2001. As a percent of net sales, acquisition related costs were 2.4% in 2001. We expect to incur additional legal, professional and investment banking expenses in 2002. As a result of the termination of this transaction in March 2002, we may incur additional costs to rebuild our distribution channel, which may have a negative impact on our sales, gross profit, and operating income.

        Operating income.    Operating income decreased 6.4% to $7.6 million in 2001 from $8.2 million in 2000. As a percentage of net sales, operating income was 12.5% in 2001 as compared to 14.1% in 2000.

Excluding the acquisition related costs, operating income increased 11.1% to $9.1 million in 2001 from $8.2 million in 2000.

        Interest expense.    Interest expense totaled $1.4 million in 2001 compared to $2.8 million in 2000. The reduction in our outstanding debt combined with reduced interest rates led to the lower interest expense. The weighted average interest rate on our outstanding debt for the year ended December 31, 2001 was 6.5% as compared to 8.7% in 2000.

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

        Income tax expense.    Income tax expense was $2.2 million in 2001, which results in an effective tax rate of 35.4%, compared to income tax expense of $2.0 million and an effective tax rate of 36.5% in 2000. The decrease in the effective tax rate for 2001 relates to research and experimentation credits we utilized in the fourth quarter of 2001.

Comparison of Years Ended December 31, 2000 and 1999

        Net sales.    Net sales increased 6.9% to $57.8 million in 2000 from $54.1 million in 1999. The mix of net sales continued to change during this period with sales of plastic card personalization products increasing 8.5% to $57.2 million in 2000 from $52.8 million in 1999. Sales of products not related to plastic card personalization decreased 53.6% to $628,000 in 2000 from $1.4 million in 1999. Of the $57.2 million in sales attributable to plastic card personalization products in 2000, sales of equipment decreased 7.1% to $24.7 million from $26.5 million in 1999, and sales of supplies increased 24.2% to $32.5 million from $26.2 million in 1999. The decrease in sales of equipment was principally due to our inability to meet demand caused from our manufacturing difficulties and increased dealer promotional activities. The increase in sales of supplies was the result of increased unit volume of ribbons.

        International sales increased 13.8% to $22.2 million in 2000 from $19.5 million in 1999 and accounted for 38.4% of net sales in 2000 compared to 36.1% of net sales in 1999. The increase in international sales was primarily due to increased demand of printers and supplies in most geographic markets.

        Gross profit.    Gross profit as a percentage of net sales decreased to 40.0% in 2000 from 46.5% in 1999. The decrease was primarily due to manufacturing start-up costs related to our new products, an unfavorable change in the exchange rate on the Japanese yen versus the U.S. dollar which increased our purchasing costs, increased discounts and increased sales of lower margin printers as a percentage of the total printers sold in 2000. The yen impacts our gross margin since we purchase our ribbons from Japanese suppliers. In 2001, we began purchasing ribbons from our Japanese supplier in U.S. dollars.

        Research and development.    Research and development expenses increased 23.0% to $4.9 million in 2000 from $4.0 million in 1999. Research and development expenses as a percentage of net sales were 8.5% for 2000 compared to 7.4% for 1999. The increase in 2000 was primarily due to the continued development of our new high-definition printing (HDP) and direct-to-card (DTC) product lines and other new plastic card personalization technologies, and increased payroll expense. Research and development expenses consist primarily of engineering salaries and prototype component costs.

        Selling, general and administrative.    Selling, general and administrative expenses increased 17.6% to $10.0 million in 2000 from $8.5 million in 1999. As a percentage of net sales, selling, general and administrative expenses were 17.3% in 2000, compared to 15.8% in 1999. The increase in selling, general and administrative expenses was principally attributable to additional marketing expenses to promote our new products and increases in personnel expenses for payroll and benefits.

        Operating income.    Operating income decreased 35.4% to $8.2 million in 2000 from $12.6 million in 1999. As a percentage of net sales, operating income was 14.1% in 2000 as compared to 23.4% in 1999.

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

Liquidity and Capital Resources

        We have historically financed our operations, debt service and capital requirements through cash flows generated from operations. Working capital was $9.2 million, $14.9 million, and $7.6 million at December 31, 2001, 2000, and 1999, respectively. Our current ratio was 1.9, 4.3, and 1.8, at December 31, 2001, 2000, and 1999, respectively. Our working capital and current ratio declined in 2001 from 2000 because a significant portion of long-term debt became current debt in 2001.

        Cash generated from operating activities in 2001 totaled $11.7 million due to net income of $4.1 million and non-cash charges of $3.8 million primarily for deferred income taxes and depreciation and amortization. Decreases in inventories of $2.7 million and an increase in accounts payable and accrued liabilities of $2.0 million also contributed to an increase in cash provided by operating activities. The decrease in inventories is primarily due to management initiatives in 2001 focused on inventory reduction and also due to increased product shipments. The increase in accounts payable and accrued liabilities is mainly due to the timing of purchases and increased revenue activity relative to the fourth quarter of 2000. These cash flows were partially offset by an increase in accounts receivable of $1.0 million primarily related to the timing of sales. Cash used by investing activities was $650,000 exclusively for the purchase of equipment and leasehold improvements. Cash used in financing activities was $8.7 million primarily due to payments on our credit facility.

        Cash generated from operating activities in 2000 totaled $4.5 million due to net income of $3.1 million and non-cash charges of $4.3 million for deferred income taxes, extraordinary items, depreciation and amortization and the provision for obsolete inventories. These cash flows were partially offset by an increase in accounts receivable of $1.3 million and an increase in inventories of $2.1 million. The increase in accounts receivable was primarily related to the timing of sales and the increase in inventories is primarily related to decreased product shipments in relation to forecasted product shipments. Cash used by investing activities was $1.4 million primarily for the purchase of equipment and leasehold improvements. Cash used in financing activities was $3.4 million primarily due to our initial public offering of common stock and payment on our notes payable bank and our revolving credit facility.

        As of December 31, 2001, our borrowings consisted of $14.0 million owed under the credit agreement with LaSalle Bank and Harris Bank. In April 2001, we amended our credit facility, which under the terms of the amendment, was converted to a $19.0 million term loan, of which $14.0 million was outstanding at December 31, 2001, and a $5.0 million revolving credit facility, of which there was no outstanding balance at December 31, 2001. We have made debt payments of $8.9 million for the year ended December 31, 2001.

        In February 2002, we further amended our credit facility to extend the maturity date from April 1, 2002 to April 1, 2003. In addition, under the terms of the amended agreement, the interest rates charged on the balance outstanding under the credit facility were increased to the prime rate of interest plus a margin of .25% to .50% or LIBOR plus a margin of 1.75% to 2.00%, based upon the maintenance of certain financial coverage ratios. Interest is payable within 30 to 90 days, as defined by the agreement. The agreement calls for principal repayments of $1.0 million per quarter, with the remaining balance due at maturity on April 1, 2003.

        The credit facility requires, among other things, the maintenance of specified financial ratios including fixed charge coverage and total debt to EBITDA, as defined in the agreement, and restrictions on capital expenditures and the payment of dividends.

        In connection with our now terminated acquisition by Zebra Technologies Corporation, we incurred legal, professional, and investment banking expenses of $1.4 million for the year ended December 31, 2001. We expect to incur additional legal, professional and investment banking expenses in 2002. As a result of the termination of this transaction in March 2002, we may incur additional costs to rebuild our distribution channel, which may have a negative impact on our cash generated from operating activities.

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

Recently Issued Accounting Standards

        Effective April 1, 2001, the Company adopted Financial Accounting Standards Board Emerging Issues Task Force (EITF) issue 00-14, "Accounting for Certain Sales Incentives." In accordance with the EITF, the Company has reclassified certain sales incentive expenses totaling $1,255,000 and $800,000 for the years ended December 31, 2000 and 1999, respectively, from selling, general and administrative expenses and shown them as a reduction of net sales.

        In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets" and we adopted these standards effective January 1, 2002. All business combinations under SFAS No. 141 are to be accounted for using the purchase method of accounting. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets upon their acquisition and how they should be accounted for after initial recognition. SFAS No. 142 states that an intangible asset with a finite useful life be amortized over the period the asset is expected to contribute to the future cash flows of the entity. An intangible asset with an indefinite life is not to be amortized. All intangible assets are subject to periodic impairment tests. We have reviewed the requirements of these standards and determined that there is no impact on our financials statements.

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires an entity to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred. Upon initial recognition of a liability for an asset retirement obligation, an entity shall capitalize an asset retirement cost by increasing the carrying amount of the related long-lived asset by the same amount as the liability. SFAS No. 143 is effective for financial statements issued for the fiscal years beginning after June 15, 2002.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 deals with the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001.

        We are reviewing the requirements of SFAS No. 143 and No. 144, and we do not expect these standards to have a significant impact on our financial statements.

Accounting Policies

        We have disclosed the accounting policies that we consider to be significant in determining the amounts to be utilized for communicating our financial position, results of operations and cash flows in Note 1 to our financial statements included elsewhere herein.

        In applying our accounting principles, management must often make individual estimates and assumptions regarding expected outcomes or uncertainties. As one would expect, the actual results or outcomes are generally different than the estimated or assumed amounts. These differences are usually minor and are included in the financial statements by management as soon as they are known. The individual estimates and assumptions generally do not involve a level of risk or uncertainty that would be material to the financial statements as a whole because, they generally are relatively immaterial in amount. Many of these estimates and assumptions relate to current assets and liabilities and, accordingly, given the relatively short operating cycle of the company, they are reviewed and updated frequently by our management.

        Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that the Company's financial statements provide a meaningful and fair perspective of the Company. This is not to suggest that other general risk factors, such as changes in worldwide economic conditions, fluctuations in foreign currency exchange rates, achievement of corporate growth objectives, changes in material costs, could not adversely impact the Company's financial position, results of operations and cash flows in future periods.

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

        We manage interest expense using a mix of fixed, floating and variable rate debt. To help manage borrowing costs, we may enter into interest rate swaps. Under these arrangements, we agree to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount. We had no interest rate derivatives outstanding at December 31, 2001 and 2000. The fair value of interest rate derivatives outstanding at December 31, 1999, was not material. A one-percentage point adverse change in interest rates, upon which these contracts are based, would not cause these instruments to have a material impact on future earnings.

Foreign Currency Risk

        We denominate all foreign sales in U.S. dollars and do not hedge against currency fluctuations. We purchase components and supplies from several Japanese suppliers. The strengthening of the yen versus the U.S. dollar in 2000 caused the cost of these supplies to increase. To date, currency fluctuations have not had a material effect on our results of operations or financial condition, but could in the future by causing our products to become less affordable or less price competitive than those of foreign manufacturers or by causing the costs of our material supplies to increase. With the implementation of the agreement we made in February of 2001 with our supplier to purchase dye sublimation ribbons in dollars rather than in yen, we believe that we have reduced the risks of increased purchasing costs that would otherwise occur if the dollar weakens relative to the yen. We have foregone the opportunity, however, to benefit from the full potential cost savings if the dollar strengthens relative to the yen.

Equity Price Risk

        We do not generally invest in marketable equity securities. At December 31, 2001, we had approximately $3.6 million in cash and cash equivalents, comprising approximately 7.8% of our total assets. Accordingly, a sustained decrease in the rate of interest earned would not have a material adverse effect on our business.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial Statements

        Our financial statements and related notes are contained on pages F-1 to F-18 of this report. The index to such items is included in Item 14(a)(1).

Quarterly Results

        The following table sets forth certain unaudited quarterly financial data for 2001 and 2000. In our opinion, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information set forth therein. The operating results for any quarter are not necessarily indicative of results for any future period.

	Three Monts Ended
	March 31, 2000	June 30, 2000	September 30, 2000	December 31, 2000
	(Amounts in thousands, except per share data)
Net sales	$14,231	$13,599	$15,777	$14,238
Gross profit	6,155	5,294	6,368	5,307
Operating expenses	3,371	3,790	3,919	3,881
Operating income	2,784	1,504	2,449	1,426
Net income before extraordinary loss	1,106	598	1,168	570
Net income	900	598	989	570
Net income available to common stockholders(1)	550	598	989	570
Net income (loss) per common share:
Basic earnings:
Income before extraordinary loss	$0.10	$0.05	$0.10	$0.05
Extraordinary loss	(0.02)	—	(0.02)	—

Basic earning per share	$0.08	$0.05	$0.08	$0.05

Diluted earnings:
Income before extraordinary loss	$0.08	$0.05	$0.10	$0.05
Extraordinary loss	(0.02)	—	(0.02)	—

Diluted earnings per share	$0.06	$0.05	$0.08	$0.05

	Three Months Ended
	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001
Net sales	$13,172	$16,957	$15,471	$15,363
Gross profit	4,925	6,294	6,560	5,687
Operating expenses	3,925	3,912	3,982	4,009
Operating income	1,000	2,382	2,578	1,678
Net income available to common stockholders	312	1,287	1,455	1,022
Net income (loss) per common share:
Basic earnings per share:	$0.03	$0.11	$0.12	$0.09
Diluted earnings per share:	$0.03	$0.11	$0.12	$0.08

(1)
March 31, 2000 includes $350 of accrued dividends on series B, 8% redeemable preferred stock.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Not applicable.

PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  (a)
  Directors of the Registrant.

        The information under the caption "Election of Directors" in our 2002 Proxy Statement is incorporated herein by reference.

  (b)
  Executive Officers of the Registrant.

        Information concerning our Executive Officers is included in this Annual Report on Form 10-K under Item 4A, "Executive Officers of Fargo."

  (c)
  Compliance with Section 16(a) of the Exchange Act.

        The information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in our 2002 Proxy Statement is incorporated herein by reference.

Item 11.    EXECUTIVE COMPENSATION.

        The information under the caption "Executive Compensation" in our 2002 Proxy Statement is incorporated herein by reference.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The information under the caption "Security Ownership of Certain Beneficial Owners and Management" in our 2002 Proxy Statement is incorporated herein by reference.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information under the caption "Executive Compensation—Certain Transactions" in our 2002 Proxy Statement is incorporated herein by reference.

PART IV

Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) List of documents filed as part of this report:

  (1)
  Financial Statements:

        The following financial statements are included in this report on the pages indicated:

Page(s)
Report of Independent Accountants	F-1
Balance Sheets at December 31, 2001 and 2000	F-2
Statements of Operations for the years ended December 31, 2001, 2000 and 1999	F-3
Statements of Changes in Stockholders' Equity (Deficiency) for the years ended December 31, 2001, 2000 and 1999	F-4
Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999	F-5 to F-6
Notes to Financial Statements	F-7 to F-18

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

To the Stockholders and Board of Directors of Fargo Electronics, Inc.:

        Our audits of the financial statements referred to in our report dated January 30, 2002, except for the third paragraph of Note 5, as to which the date is February 14, 2002, and except for Note 2, as to which the date is March 27, 2002, appearing in the 2001 Annual Report to Stockholders of Fargo Electronics, Inc. (which report and financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP

Minneapolis, Minnesota
January 30, 2002, except for the third paragraph of
Note 5, as to which the date is February 14, 2002,
and except for Note 2, as to which the date is March 27, 2002

Schedule II
Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Valuation account for accounts receivable:
Year ended December 31, 2001	$250,000	$57,591	$7,591	$300,000
Year ended December 31, 2000	$300,000	$90,983	$140,983	$250,000
Year ended December 31, 1999	$250,000	$130,629	$80,629	$300,000
Valuation account for inventory:
Year ended December 31, 2001	$1,064,922	$154,467	$194,389	$1,025,000
Year ended December 31, 2000	$711,676	$547,619	$194,373	$1,064,922
Year ended December 31, 1999	$925,000	$61,000	$274,324	$711,676
  (3)
  Exhibits

        The exhibits to this Annual Report on Form 10-K are listed in the Exhibit Index contained on pages E-1 through E-6 of this report.

        We will furnish a copy of any exhibit to a stockholder who requests a copy in writing. We reserve the right to charge a reasonable fee to cover our costs. Requests should be sent to: Tony J. Dick, Acting Chief Financial Officer, Fargo Electronics, Inc, 6533 Flying Cloud Drive, Eden Prairie, MN 55344.

        The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c):

  A.
  Amended and Restated 1998 Stock Option and Grant Plan (incorporated by reference to Exhibit 10.2 to Fargo's Registration Statement on Form S-1 (File No. 333-90937)).
  B.
  2001 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.20 to Fargo's Form 10-K for the fiscal year ended December 31, 2000 (File No. 333-90937)).
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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on April 1, 2002 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title
/s/ GARY R. HOLLAND Gary R. Holland	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)
/s/ TONY J. DICK Tony J. Dick	Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
/s/ MICHAEL C. CHILD Michael C. Child	Director
/s/ EVERETT V. COX Everett V. Cox	Director
/s/ WILLIAM H. GIBBS William H. Gibbs	Director
/s/ KENT O. LILLEMOE Kent O. Lillemoe	Director
/s/ ELAINE A. PULLEN Elaine A. Pullen	Director

Fargo Electronics, Inc.

Index to Financial Statements

Page(s)
Report of Independent Accountants	F-1
Balance Sheets	F-2
Statements of Operations	F-3
Statement of Changes in Stockholders' Equity (Deficiency)	F-4
Statements of Cash Flows	F-5 - F-6
Notes to Financial Statements	F-7 - F-18

Report of Independent Accountants

To the Stockholders and Board of Directors of
Fargo Electronics, Inc.:

        In our opinion, the accompanying balance sheets and the related statements of operations, changes in stockholders' equity (deficiency) and cash flows present fairly, in all material respects, the financial position of Fargo Electronics, Inc. (the Company) at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

Minneapolis, Minnesota
January 30, 2002, except for the third paragraph of
Note 5, as to which the date is February 14, 2002,
and except for Note 2, as to which the date is
March 27, 2002

Fargo Electronics, Inc.

Balance Sheets

At December 31, 2001 and 2000

(In thousands, except per share amounts)

	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$3,586	$1,223
Accounts receivable, net	7,713	6,754
Inventories	5,244	8,118
Prepaid expenses	177	248
Deferred income taxes	3,045	3,063

Total current assets	19,765	19,406

Equipment and leasehold improvements, net	1,367	2,079
Deferred income taxes	24,994	27,200
Other	87	130

Total assets	$46,213	$48,815

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of notes payable, bank	$4,000	$—
Accounts payable	4,315	2,832
Accrued liabilities	2,260	1,724

Total current liabilities	10,575	4,556

Revolving credit facility	—	22,900
Notes payable, bank, less current portion	10,000	—
Commitments
Stockholders' equity:
Common stock, $.01 par value; 50,000 shares authorized, 11,781 and 11,747 shares issued and outstanding at December 31, 2001 and 2000, respectively	118	117
Additional paid-in capital	145,229	145,155
Accumulated deficit	(119,040)	(123,116)
Deferred compensation	(44)	(72)
Stock subscription receivable	(625)	(725)

Total stockholders' equity	25,638	21,359

Total liabilities and stockholders' equity	$46,213	$48,815

The accompanying notes are an integral part of the financial statements.

Fargo Electronics, Inc.

Statements of Operations

For the years ended December 31, 2001, 2000 and 1999

(In thousands, except per share amounts)

	2001	2000	1999
Net sales	$60,963	$57,845	$54,107
Cost of sales	37,497	34,721	28,928

Gross profit	23,466	23,124	25,179

Operating expenses:
Research and development	4,053	4,934	4,011
Selling, general and administrative	10,341	10,027	8,525
Acquisition related costs	1,434	—	—

Total operating expenses	15,828	14,961	12,536

Operating income	7,638	8,163	12,643

Other income (expense):
Interest expense	(1,379)	(2,830)	(5,956)
Interest income	79	81	102
Other, net	(33)	7	270

Total other expense	(1,333)	(2,742)	(5,584)

Income before provision for income taxes and extraordinary loss	6,305	5,421	7,059
Provision for income taxes	2,229	1,979	2,575

Net income before extraordinary loss	4,076	3,442	4,484
Extraordinary loss, net of applicable income taxes of $222	—	(385)	—

Net income	4,076	3,057	4,484
Accrued dividends on Series B, 8% redeemable preferred stock	—	(350)	(2,620)
Accretion of convertible participating preferred stock	—	—	(67,000)

Net income (loss) available to common stockholders	$4,076	$2,707	$(65,136)

Net income (loss) per common share:
Basic earnings:
Income (loss) before extraordinary loss	$.35	$.29	$(37.56)
Extraordinary loss	—	(.04)	—

Net income (loss)	$.35	$.25	$(37.56)

Diluted earnings:
Income (loss) before extraordinary loss	$.34	$.27	$(37.56)
Extraordinary loss	—	(.03)	—

Net income (loss)	$.34	$.24	$(37.56)

Weighted average common shares outstanding:
Basic	11,760	10,637	1,734
Diluted	11,958	11,413	1,734

The accompanying notes are an integral part of the financial statements.

Fargo Electronics, Inc.

Statement of Changes in Stockholders' Equity (Deficiency)

For the years ended December 31, 2001, 2000 and 1999

(In thousands)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Deferred Compensation	Stock Subscription Receivable	Total Stockholders' Equity (Deficiency)
Balance, December 31, 1998	1,688	$17	$1,546	$(60,687)		$(700)	$(59,824)
Restrictive stock grants	78	1	124			(125)	—
Deferred compensation			112		$(112)
Amortization of deferred compensation					12		12
Accrued dividends on Series B, 8% redeemable preferred stock				(2,620)			(2,620)
Accretion of convertible participating preferred stock				(67,000)			(67,000)
Net income				4,484			4,484

Balance, December 31, 1999	1,766	18	1,782	(125,823)	(100)	(825)	(124,948)
Proceeds from initial public offering, net of $6,496 for offering costs	5,000	50	68,454				68,504
Conversion of convertible participating preferred stock	5,000	50	74,950				75,000
Accrued dividends on Series B, 8% redeemable preferred stock				(350)			(350)
Shares issued from exercise of stock options	12		18				18
Payment received for stock subscription						50	50
Restrictive stock cancellation	(31)	(1)	(49)			50	—
Amortization of deferred compensation					28		28
Net income				3,057			3,057

Balance, December 31, 2000	11,747	117	145,155	(123,116)	(72)	(725)	21,359
Shares issued from exercise of stock options	22	1	36				37
Shares issued from exercise of employee stock purchase plan	28		63				63
Payment received for stock subscription						75	75
Restrictive stock cancellation	(16)		(25)			25	—
Amortization of deferred compensation					28		28
Net income				4,076			4,076

Balance, December 31, 2001	11,781	$118	$145,229	$(119,040)	$(44)	$(625)	$25,638

The accompanying notes are an integral part of the financial statements.

Fargo Electronics, Inc.

Statements of Cash Flows

For the years ended December 31, 2001, 2000 and 1999

(In thousands)

	2001	2000	1999
Cash flows from operating activities:
Net income	$4,076	$3,057	$4,484
Adjustments to reconcile net income to net cash provided by operating activities:
Extraordinary loss	—	385	—
Depreciation and amortization	1,372	1,427	1,076
Loss (gain) on sale of equipment	33	(3)	(7)
Provision for doubtful accounts and sales returns	58	91	131
Provision for obsolete inventories	154	548	61
Deferred income taxes	2,224	1,917	2,173
Deferred compensation	28	28	12
Changes in operating assets and liabilities:
Accounts receivable	(1,017)	(1,307)	(894)
Inventories	2,720	(2,088)	(2,347)
Prepaid expenses	71	116	(122)
Accounts payable	1,483	450	1,752
Accrued liabilities	536	(103)	(382)

Net cash provided by operating activities	11,738	4,518	5,937

Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(650)	(1,378)	(1,610)
Proceeds from sale of equipment	—	17	10
Other	—	3	53

Net cash used in investing activities	(650)	(1,358)	(1,547)

Cash flows from financing activities:
Proceeds from initial public offering, net of $6,046 for offering costs	—	68,954	—
Proceeds from revolving credit facility	—	26,500	—
Payments on notes payable, bank	(5,000)	(50,100)	(3,400)
Payments on revolving credit facility	(3,900)	(3,600)	—
Payments on note payable, shareholder	—	(10,000)	—
Payments of deferred financing costs	—	(185)	(134)
Payments of deferred offering costs	—	—	(450)
Redemption of redeemable preferred stock, including accrued dividends	—	(35,083)	—
Proceeds from exercise of stock options and restricted stock	175	68	—

Net cash used in financing activities	(8,725)	(3,446)	(3,984)

Net increase (decrease) in cash and cash equivalents	2,363	(286)	406
Cash and cash equivalents, beginning of period	1,223	1,509	1,103

Cash and cash equivalents, end of period	$3,586	$1,223	$1,509

The accompanying notes are an integral part of the financial statements.

	2001	2000	1999
Cash paid during the period for:
Interest	$1,752	$2,607	$5,617
Income taxes	—	—	525
Noncash transactions:
Restrictive stock grants (cancellations)	$(25)	$(50)	$125
Accrued dividends on Series B, 8% redeemable preferred stock	—	350	2,620
Accretion of convertible participating preferred stock	—	—	67,000
Conversion of convertible participating preferred stock into common stock	—	75,000	—

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

  Cash and Cash Equivalents

        All highly liquid investments with original maturities of three months or less are considered cash equivalents. Substantially all of the Company's cash and cash equivalents are held by two financial institutions.

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

  Valuation of Long-Lived Assets

        The Company periodically analyzes its long-lived assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operating cash flows on a basis consistent with accounting principles generally accepted in the United States of America.

  Revenue Recognition

        Revenue is recognized at the time of shipment. The Company provides for estimated warranty costs and estimated returns in the period revenue is recognized. Two of the Company's customers have arrangements which include stock balancing and return provisions. The Company provides an allowance for stock balancing based on estimated expected returns. Sales to these customers represent 10.2%, 12.4% and 12.8%, respectively, of net sales for the years ended December 31, 2001, 2000 and 1999. Under the terms of the stock balancing agreements, the maximum amount of returns is approximately $220,000 at December 31, 2001, of which the Company has recorded an allowance of $114,000 for estimated returns.

  Research and Development

        Research and development costs are charged to expense as incurred.

  Deferred Financing Costs

        Deferred financing costs are being amortized to interest expense over the term of the related debt using the effective interest rate method.

  Income Taxes

        Deferred income taxes are computed using the asset and liability method, such that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between financial reporting amounts and the tax basis of existing assets and liabilities based on currently enacted tax laws and tax rates in effect for the periods in which the differences are expected to reverse. Income tax expense is the tax payable for the period plus the change during the period in deferred income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

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

        The following provides a reconciliation of shares used in the computation of basic and diluted earnings per share (in thousands):

	2001	2000	1999
Weighted average common shares outstanding:
Basic	11,760	10,637	1,734
Effect of dilutive stock options and convertible participating preferred stock	198	776	—

Diluted	11,958	11,413	1,734

        Options to purchase 404,000 and 370,000 shares of common stock were outstanding at December 31, 2001 and 2000, respectively, but were not included in the computations of diluted earnings per share because the exercise prices were greater than the average market prices of the common shares for the periods. The options and convertible participating preferred stock were not included in the computation of diluted net loss per common share for the year ended December 31, 1999, because they would not have had a dilutive effect.

  Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the periods reported. Actual results could differ from those estimates.

  Recently Issued Accounting Standards

        Effective April 1, 2001, the Company adopted Financial Accounting Standards Board Emerging Issues Task Force (EITF) issue 00-14, "Accounting for Certain Sales Incentives." In accordance with the EITF, the Company has reclassified certain sales incentive expenses totaling $1,255,000 and $800,000 for the years ended December 31, 2000 and 1999, respectively, from selling, general and administrative expenses and shown them as a reduction of net sales.

        In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." The Company must adopt these standards no later than January 1, 2002. All business combinations under SFAS No. 141 are to be accounted for using the purchase method of accounting. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets upon their acquisition and how they should be accounted for after initial recognition. SFAS No. 142 states that an intangible asset with a finite useful life be amortized over the period the asset is expected to contribute to the future cash flows of the entity. An intangible asset with an indefinite life is not to be amortized. All intangible assets are subject to periodic impairment tests. The Company has reviewed the requirements of these standards and determined that there is no impact on the Company's financial statements.

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires an entity to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred. Upon initial recognition of a liability for an asset retirement obligation, an entity shall capitalize an asset retirement cost by increasing the carrying amount of the related long-lived asset by the same amount as the liability. SFAS No. 143 is effective for financial statements issued for the fiscal years beginning after June 15, 2002.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 deals with the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001.

        The Company is reviewing the requirements of SFAS No. 143 and No. 144, and does not expect these standards to have a significant impact on the Company's financial statements.

2. Tender Offer

        On March 27, 2002, the Company and Zebra Technologies Corporation (Zebra) announced that the companies have mutually agreed to terminate the acquisition agreement whereby Zebra would acquire all outstanding shares of the Company's common stock for $7.25 per share in cash. The transaction had been under Hart-Scott-Rodino antitrust review by the Federal Trade Commission (FTC). Based on discussion with representatives of the FTC, the companies believe it is unlikely that the FTC will approve the currently proposed transaction. Accordingly, the companies agreed to a mutual termination of their acquisition agreement. Neither party will pay a break-up fee.

        The acquisition was announced on August 1, 2001. A tender offer for all outstanding shares of the Company's stock commenced on August 3, 2001, and was most recently scheduled to expire on April 5, 2002. The tender offer was terminated, effective March 27, 2002. None of the Company's shares tendered in the tender offer will be accepted for payment and paid for, and Zebra will return all shares of the Company's common stock tendered and not withdrawn in the tender offer.

3. Initial Public Offering

        In February 2000, the Company completed an initial public offering in which 5,000,000 shares of the Company's common stock were sold at $15 per share. The aggregate offering price of the shares was $75,000,000. The net proceeds from the offering were $69,750,000 after deducting the underwriting discounts and commissions of $5,250,000. Offering expenses were approximately $1,246,000.

        The net proceeds from the offering were used as follows (in thousands):

Repayment of a note payable, stockholder, plus accrued interest	$10,153
Redemption of redeemable preferred stock, plus accrued dividends	35,083
Repayment of principal and interest under our senior bank facility	23,268

Total	$68,504

        Upon the closing of the offering, all of the outstanding convertible preferred stock automatically converted into common stock at a rate of 625 shares of common stock for each share of convertible preferred stock.

4. Selected Balance Sheet Information (in thousands)

  Accounts Receivable, Net

	December 31
	2001	2000
Trade accounts receivable	$8,013	$7,004
Less allowance for doubtful accounts and sales returns	(300)	(250)

	$7,713	$6,754

        For the years ended December 31, 2001 and 2000, one customer accounted for approximately 8.3%, 10.0% and 8.9% of total net sales, respectively.

        The Company's ten largest distributors and resellers accounted for a combined total of 43.1%, 40.7% and 40.5% of sales in 2001, 2000, and 1999, respectively.

  Inventories

	December 31
	2001	2000
Raw materials and purchased parts	$5,017	$8,241
Work in process	148	289
Finished goods	1,104	653

	6,269	9,183
Less allowance for obsolete inventories	(1,025)	(1,065)

	$5,244	$8,118

  Equipment and Leasehold Improvements, Net

	December 31
	2001	2000
Tooling and manufacturing equipment	$4,463	$4,169
Office and other equipment	3,296	3,013
Leasehold improvements	488	488

	8,247	7,670
Less accumulated depreciation and amortization	(6,880)	(5,591)

	$1,367	$2,079

  Accrued Liabilities

	December 31
	2001	2000
Accrued warranties	$505	$256
Accrued vacation	375	320
Customer advances	236	262
Accrued interest	4	468
Other	1,140	418

	$2,260	$1,724

5. Financing Arrangements

        In September 2000, the Company entered into a $30 million dollar revolving credit facility. Proceeds from the revolving credit facility were used to pay off outstanding senior bank debt. In connection with the payment of the senior bank debt, the Company recorded an extraordinary loss, net of income taxes, of $385,000 for the write-off of deferred financing costs related to the senior bank debt.

        In April 2001, the Company amended its credit facility which, under the terms of the amendment, was converted to a $19.0 million term loan, of which $14.0 million was outstanding at December 31, 2001, and a $5.0 million revolving credit facility, of which there was no outstanding balance at December 31, 2001. The borrowings under the revolving credit facility are limited to eligible accounts receivable and inventories as defined by the agreement. Under the terms of the amended agreement, the Company borrowed at the prime rate of interest plus a margin of 0% to .75% or LIBOR plus a margin of 1.25% to 2.75%, based upon the maintenance of certain financial coverage ratios. For the year ended December 31, 2001, borrowings bore interest at a weighted average rate of 6.45%.

        In February 2002, the Company further amended its credit facility. Under the terms of the amended agreement, the Company may borrow at the prime rate of interest plus a margin of ..25% to .50% or LIBOR plus a margin of 1.75% to 2.00%, based upon the maintenance of certain financial coverage ratios. Interest is payable within 30 to 90 days, as defined by the agreement. The agreement calls for principal repayments of $1.0 million per quarter, with the loan maturing on April 1, 2003. The credit facility requires, among other things, the maintenance of specified financial ratios including fixed charge coverage and total debt to EBITDA, as defined in the agreement, and restrictions on capital expenditures and the payment of dividends.

        Minimum principal payments on the debt at December 31, 2001, are as follows (in thousands):

2002	$4,000
2003	10,000

$14,000

  Note Payable, Stockholder

        In 1998, the Company issued a $10,000,000 subordinated promissory note payable to the Company's founder. This note bore an interest rate of 12%, payable annually. Subject to the terms of the senior bank facility, this note was payable at the earliest to occur of (a) the liquidation of the Company, (b) an initial public offering, or (c) August 18, 2004. Upon the Company's IPO in February 2000, the note was paid. Interest expense incurred under this note for the years ended December 31, 2000 and 1999, was $153,000 and $1,200,000, respectively.

6. Stock Option and Grant Plan

        In February 1998, the Board of Directors and stockholders adopted the Fargo Electronics, Inc. 1998 Stock Option and Grant Plan (the Plan) which, as amended, authorizes and reserves a maximum number of shares for issuance equal to 15% of the outstanding common stock, and at December 31, 2001, 1,767,183 shares were available for issuance under the Plan. The Plan is administered by the Compensation Committee of the Board of Directors and provides for the grant of: (a) incentive stock options; (b) nonqualified stock options; (c) restricted stock; and (d) unrestricted stock awards to employees, officers, directors and others, subject to certain limitations, as defined by the Plan. Stock options issued under the Plan generally have an exercise price equal to the fair market value on the date of grant, vest and become exercisable ratably over four years, and expire from seven to ten years from the date of grant.

        The restricted stock has an exercise price equal to the fair market value on the date of grant. Shares are awarded to employees, which are subject to certain forfeiture and transferability restrictions that lapse after specified employment periods. The restrictions on the awards expire over a period not to exceed four years. Sales of the restricted stock are paid for by means of recourse promissory notes with payment terms of five years. The restricted stock has a weighted average exercise price of $1.60.

        Stock option and restricted stock activity for 2001 and 2000 was as follows (in thousands, except per share data):

	Shares Available	Options Outstanding	Restricted Stock Outstanding	Weighted Average Exercise Price Per Share of Options
Balance, December 31, 1999	194	228	516	$2.59
Plan amendment	472	—	—	—
Granted	(663)	663	—	—
Cancelled	110	(78)	(32)	8.19
Exercised	—	(12)	(31)	1.60

Balance, December 31, 2000	113	801	453	6.58
Plan amendment	357	—	—	—
Granted	(71)	71	—	—
Cancelled	82	(66)	(16)	7.81
Exercised	—	(23)	(47)	1.60

Balance, December 31, 2001	481	783	390	$6.42

        Information related to stock options outstanding and exercisable at December 31, 2001, is as follows (in thousands, except per share data):

Options Outstanding

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$1.60-$2.40	113	4.1 years	$1.60
$2.75-$4.13	264	8.0 years	3.04
$4.81-$7.22	75	7.8 years	5.91
$8.63-$11.00	331	5.4 years	10.86

	783		$6.42

Options Exercisable

Range of Exercise Prices	Number Exercisable	Weighted Average Exercise Price
$1.60-$2.40	70	$1.60
$2.75-$4.13	38	2.75
$4.81-$7.22	53	6.24
$8.63-$11.00	84	10.86

	245	$5.95

        During the year ended December 31, 1999, the Company recorded deferred compensation of $112,000 for 8,750 options granted at a discount from the estimated fair market value of the Company's common stock. For the years ended December 31, 2001, 2000 and 1999, the Company recorded compensation expense of $28,000, $28,000 and $12,000, respectively, for these grants.

        Had compensation cost for the plan been determined based on the fair value of options at the date of grant, the Company's net income (loss) available to common stockholders and basic and diluted net income (loss) per share would have been reduced to the following pro forma amounts:

	2001	2000	1999
Net income (loss) available to common stockholders (in thousands)
As reported	$4,076	$2,707	$(65,136)
Pro forma	2,901	1,866	(65,167)
Basic earnings per common share:
As reported	$.35	$.25	$(37.56)
Pro forma	.25	.18	(37.58)
Diluted earnings per common share:
As reported	$.34	$.24	$(37.56)
Pro forma	.24	.16	(37.58)

        The weighted average grant-date fair value of options granted during 2001, 2000 and 1999 was $3.00, $7.27 and $3.97, respectively, which was determined using the Black-Scholes method and the following key assumptions:

Assumptions	2001	2000	1999
Volatility	85.23%	116.45%	43.41%
Risk-free interest rates	4.93% to 5.21%	4.81% to 6.34%	4.64% to 5.76%
Expected life	Six years	Six years	Four years
Expected dividends	None	None	None

  Employee Stock Purchase Plan

        In January 2001, the Company's Board of Directors adopted a non-compensatory Employee Stock Purchase Plan (Purchase Plan). Under the Purchase Plan, participating employees are granted options to purchase common stock at a 15 percent discount from the lower of the fair market value on the first day or last day of each calendar quarter. The Purchase Plan permits an enrolled employee to make contributions to purchase shares of common stock through payroll deduction in an amount between 1 percent and 15 percent of compensation. The number of shares that may be purchased by any single employee during a calendar quarter is limited to 250 shares and total shares having a maximum fair market value of $25,000 in each calendar year. The compensation committee of the Board of Directors administers the Purchase Plan. The total number of shares of common stock that may be issued pursuant to options granted under the Purchase Plan is 250,000 shares of common stock. As of December 31, 2001, approximately 28,000 shares of common stock have been issued under the Purchase Plan.

7. Benefit Plan

        The Company has a retirement savings plan pursuant to Section 401(k) of the IRC whereby eligible employees may contribute up to 15% of their earnings either before taxes (subject to IRS limitation) or after tax, not to exceed annual amounts allowed under the IRC. In addition, the Company may also make discretionary matching contributions. Company matching contributions for the years ended December 31, 2001, 2000 and 1999, were $164,000, $175,000 and $149,000, respectively.

8. Income Taxes

        The components of the provision for income taxes are as follows (in thousands):

	2001	2000	1999
Currently payable:
Federal	$—	$57	$360
State	5	5	42

	5	62	402

Deferred:
Federal	2,098	1,811	1,886
State	126	106	287

	2,224	1,917	2,173

Provision for income taxes	$2,229	$1,979	$2,575

        Temporary differences comprising the net deferred tax assets recognized in the accompanying balance sheets at December 31, 2001 and 2000, are as follows (in thousands):

	2001	2000
Tax goodwill	$26,652	$28,992
Other, net	1,387	1,271

Net deferred tax assets	$28,039	$30,263

        A reconciliation between the Company's effective tax and the federal statutory tax is as follows (in thousands):

	2001	2000	1999
Provision for federal income taxes at statutory rate	$2,144	$1,843	$2,400
State income taxes, net of federal benefit	129	108	136
Research and experimentation credits	(75)	—	—
Other	31	28	39

Total	$2,229	$1,979	$2,575

        During the fourth quarter of 2001, the Company established a basis for recording research and experimentation credits. Accordingly, the Company recorded $75,000 of these credits in the fourth quarter of 2001.

        In 1998, the Company completed a recapitalization, which for federal and state income tax purposes, was a taxable business combination and is a qualified stock purchase. The buyer and seller elected jointly to treat the recapitalization as an asset acquisition under Section 338(h)(10) of the IRC. In connection with the recapitalization, the Company recorded a deferred tax asset with a corresponding credit to retained earnings of $35,936,000 at February 18, 1998, related to future tax deductions for the net excess of the tax bases of the assets and liabilities over the financial statement carrying amounts.

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

9. Other Related Party Transactions

  Contract Assembly

        Fargo contracts with Fargo Electronics Jamaica, Ltd., a company solely owned by the Company's founder, to assemble certain components. Assembly charges paid to Fargo Electronics Jamaica, Ltd. for the years ended December 31, 2001, 2000 and 1999, were approximately $944,000, $1,076,000 and $910,000, respectively.

10. Commitments

        The Company leases office, warehouse and manufacturing space under an operating lease that expires in December 2006. Future minimum lease payments at December 31, 2001, consist of the following:

2002	$492,000
2003	492,000
2004	492,000
2005	518,000
2006	518,000

Total minimum lease payments	$2,512,000

        Total rent expense for the years ended December 31, 2001, 2000 and 1999, was $727,000, $706,000 and $649,000, respectively.

        The Company has entered into purchase agreements with certain suppliers which require the Company to purchase approximately $370,000 of inventory at December 31, 2001. The contracts are reviewed on a semi-annual basis and unless terminated by either party, automatically renew for an additional six-month period. The agreements may be terminated by either party with a 30-day written notice.

        In April 2001, the Company entered into management agreements with several of its employees, which provide certain benefits to these employees if they are terminated, as defined in the management agreement, in connection with a change in control of the Company. These employees will be entitled to receive a lump sum cash payment up to 100% of their base salary and will receive an additional cash payment in an amount that assumes their stock options become fully vested.

11. Export Sales

        Export sales were as follows (in thousands):

	2001	2000	1999
Europe	$8,670	$8,921	$7,711
Asia	4,289	5,028	4,487
North and South America (other than the United States)	5,307	4,356	3,668
Other	4,038	3,906	3,660

	$22,304	$22,211	$19,526

12. Significant Vendor

        The Company buys a significant portion of its ribbons, an important component of its revenue, from one supplier. Purchases of these ribbons represented 30%, 31% and 35%, respectively, of total purchases in 2001, 2000 and 1999. Although there are a limited number of manufacturers of the ribbons, management believes that other suppliers could provide similar ribbons on comparable terms. A change in suppliers, however, could cause a possible loss of sales, which would adversely affect operating results.

FARGO ELECTRONICS, INC.

Exhibit Index to Annual Report
on Form 10-K

For the fiscal year ended December 31, 2001

Item No.	Description	Method of Filing
2.2	Certificate of Ownership and Merger between Fargo Electronics, Inc., a Minnesota corporation and Fargo Electronics, Inc., a Delaware corporation	Incorporated by reference to Exhibit 2.2 to Fargo's Form 10-K for the fiscal year ended December 31, 1999 (File No. 000-90937)
2.3	Articles of Merger	Incorporated by reference to Exhibit 2.3 to Fargo's Form 10-K for the fiscal year ended December 31, 1999 (File No. 000-90937)
2.4	Agreement and Plan of Merger, between Fargo Electronics, Inc., a Minnesota corporation and Fargo Electronics, Inc., a Delaware corporation	Incorporated by reference to Exhibit 2.4 to Fargo's Form 10-K for the fiscal year ended December 31, 1999 (File No. 000-90937)
3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference to Exhibit 3.1 to Fargo's Form 10-K for the fiscal year ended December 31, 1999 (File No. 000-90937)
3.2	Bylaws, as amended on August 3, 2000	Incorporated by reference to Exhibit 3.2 to Fargo's 10-Q for the quarter ended September 30, 2000 (File No. 333-90937).
4.1	Stockholder Rights Agreement	Incorporated by reference to Exhibit 4.1 to Fargo's Form 10-K for the fiscal year ended December 31, 1999 (File No. 000-90937)
10.1	Office/Warehouse Lease, dated June 15, 1996, between Fargo Electronics, Inc. and Opus Northwest L.L.C., as amended	Incorporated by reference to Exhibit 10.1 to Fargo's Registration Statement on Form S-1 (File No. 333-90937).
10.2	Amended and Restated 1998 Stock Option and Grant Plan, as amended	Incorporated by reference to Appendix C to Fargo's 2001 Proxy Statement.
10.3	Form of Restricted Stock Agreement under the Amended and Restated 1998 Stock Option and Grant Plan	Incorporated by reference to Exhibit 10.3 to Fargo's Registration Statement on Form S-1 (File No. 333-90937).

10.4	Form of Non-qualified Stock Option Agreement under the Amended and Restated 1998 Stock Option and Grant Plan	Incorporated by reference to Exhibit 10.4 to Fargo's Registration Statement on Form S-1 (File No. 333-90937).
10.5	Form of Incentive Stock Option under the Amended and Restated 1998 Stock Option and Grant Plan	Incorporated by reference to Exhibit 10.5 to Fargo's Registration Statement on Form S-1 (File No. 333-90937).
10.6	Technology and Trademark License Agreement, dated February 17, 1998, between Fargo Electronics, Inc. and Primera Technology, Inc.	Incorporated by reference to Exhibit 10.6 to Fargo's Registration Statement on Form S-1 (File No. 333-90937).
10.7	Consulting Agreement, dated March 16, 1999, between Fargo Electronics, Inc. and William Gibbs	Incorporated by reference to Exhibit 10.7 to Fargo's Registration Statement on Form S-1 (File No. 333-90937).
10.8	Amended and Restated Employment Agreement, dated April 15, 1999, between Fargo Electronics, Inc. and Gary R. Holland	Incorporated by reference to Exhibit 10.8 to Fargo's Registration Statement on Form S-1 (File No. 333-90937).
10.9	Form of Indemnification Agreement for directors and executive officers of Fargo Electronics, Inc.	Incorporated by reference to Exhibit 10.9 to Fargo's Registration Statement on Form S-1 (File No. 333-90937).
10.10	Stockholders' Agreement, dated February 18, 1998, between Fargo Electronics, Inc., Robert Cummins and certain Investors, as amended	Incorporated by reference to Exhibit 10.10 to Fargo's Registration Statement on Form S-1 (File No. 333-90937).
10.11	Revolving Credit and Term Loan Agreement, dated February 18, 1998, between Fargo Electronics, Inc. and BankBoston, N.A., as amended	Incorporated by reference to Exhibit 10.11 to Fargo's Registration Statement on Form S-1 (File No. 333-90937).

10.12	Subordination Agreement, dated February 18, 1998, by and between Fargo Electronics, Inc., Robert Cummins and BankBoston, N.A.	Incorporated by reference to Exhibit 10.12 to Fargo's Registration Statement on Form S-1 (File No. 333-90937).
10.13	Subordinated Promissory Note dated February 18, 1998 between Fargo Electronics, Inc. and Robert Cummins	Incorporated by reference to Exhibit 10.13 to Fargo's Registration Statement on Form S-1 (File No. 333-90937).
10.14	Security Agreement, dated February 18, 1998, between Fargo Electronics, Inc. and BankBoston, N.A.	Incorporated by reference to Exhibit 10.14 to Fargo's Registration Statement on Form S-1 (File No. 333-90937).
10.15	Trademark Collateral Security and Pledge Agreement, dated February 18, 1998, between Fargo Electronics, Inc. and BankBoston, N.A.	Incorporated by reference to Exhibit 10.15 to Fargo's Registration Statement on Form S-1 (File No. 333-90937).
10.16	Patent Collateral Assignment and Security Agreement, dated February 18, 1998, between Fargo Electronics, Inc. and BankBoston, N.A.	Incorporated by reference to Exhibit 10.16 to Fargo's Registration Statement on Form S-1 (File No. 333-90937).
10.17	Non-Compete Agreement dated Feb. 18, 1998 between Fargo Electronics, Inc., Robert Cummins and Primera Technology, Inc.	Incorporated by reference to Exhibit 10.17 to Fargo's Registration Statement on Form S-1 (File No. 333-90937).
10.18	Amended and Restated Consulting Agreement, dated February 18, 1998, between Fargo Electronics, Inc. and Primera Technology, Inc.	Incorporated by reference to Exhibit 10.18 to Fargo's Registration Statement on Form S-1 (File No. 333-90937).
10.19	Third Amendment to Revolving Credit and Term Loan Facility, dated February 7, 2000, between Fargo Electronics, Inc. and BankBoston N.A.	Incorporated by reference to Exhibit 10.19 to Fargo's Form 10-K for the fiscal year ended December 31, 1999 (File No. 000-90937).
10.20	2001 Employee Stock Purchase Plan	Incorporated by reference to Exhibit 10.20 to Fargo's Form 10-K for the fiscal year ended December 31, 2000 (File No. 000-90937).

10.21	Credit Agreement, dated September 15, 2000, between Fargo Electronics, Inc., LaSalle Bank National Association and the other parties thereto	Incorporated by reference to Exhibit 10.1 to Fargo's 10-Q for the quarter ended September 30, 2000 (File No. 333-90937).
10.22	Security Agreement, dated September 15, 2000, between Fargo Electronics, Inc., LaSalle Bank National Association and the other parties thereto	Incorporated by reference to Exhibit 10.2 to Fargo's 10-Q for the quarter ended September 30, 2000 (File No. 333-90937).
10.23	Note, dated September 15, 2000, payable to LaSalle Bank National Association	Incorporated by reference to Exhibit 10.3 to Fargo's 10-Q for the quarter ended September 30, 2000 (File No. 333-90937).
10.23	Note, dated September 15, 2000, payable to Harris Trust & Savings Bank	Incorporated by reference to Exhibit 10.4 to Fargo's 10-Q for the quarter ended September 30, 2000 (File No. 333-90937).
10.24	Amended and Restated Employment Agreement dated June 19, 2001 between Fargo Electronics, Inc. and Gary R. Holland, as amended	Incorporated by reference to Exhibit 99(e)(6) of Fargo's Schedule 14D-9 filed on August 3, 2001 (File No. 005-59663).
10.25	Control Agreement with a Securities Intermediary among Fargo Electronics, Inc., LaSalle Bank, NA and Wells Fargo Brokerage Services, LLC	Incorporated by reference to Exhibit 10.2 to Fargo's 10-Q for the quarter ended June 30, 2001 (File No. 333-90937)
10.26
	Control Agreement (Deposit Account), dated as of June 8, 2001, among Fargo Electronics, Inc., LaSalle Bank National Association, as agent for the banks party to that certain Credit Agreement dated as of September 15, 2000, and Wells Fargo Bank, N.A.	Incorporated by reference to Exhibit 10.3 to Fargo's 10-Q for the quarter ended June 30, 2001 (File No. 333-90937).
10.27	Pledge Agreement, dated as of June 29, 2001, by and between Fargo Electronics, Inc. and LaSalle National Bank National Association, as Agent for the Lender Parties	Incorporated by reference to Exhibit 10.4 to Fargo's 10-Q for the quarter ended June 30, 2001 (File No. 333-90937).

10.28	Form of Direct Reports Agreement dated April 30, 2001 between Fargo Electronics, Inc. and each of Scott Ackerman, Mark Andersen, Kathleen Phillips, Thomas Platner, Paul Stephenson and Jeffrey Upin	Incorporated by reference to Exhibit 99(e)(7) of Fargo's Schedule 14D-9 filed on August 3, 2001 (File No. 005-59663).
10.29	Form of Management Agreement dated April 30, 2001 between Fargo Electronics, Inc. and several of its employees	Incorporated by reference to Exhibit 99(e)(7) of Fargo's Schedule 14D-9 filed on August 3, 2001 (File No. 005-59663).
10.30	Lease, dated February 28, 2001, between Fargo Electronics, Inc. and AETNA Life Insurance Company	Incorporated by reference to Exhibit 10.1 to Fargo's 10-Q for the quarter ended September 30, 2001 (File No. 333-90937).
10.31	Acquisition Agreement dated as of July 31, 2001 among Zebra Technologies Corporation, Rushmore Acquisition Corp. and Fargo Electronics, Inc.	Incorporated by reference to Exhibit 2.1 of Fargo's Form 8-K filed on August 1, 2001 (File No. 333-90937).
10.32	Form of Stockholder Agreement dated as of July 31, 2001 between Zebra Technologies Corporation and each of the Entities Affiliated with TA Associates, Inc. and St. Paul Venture Capital, Inc.	Incorporated by reference to Exhibit 99.2 of Fargo's Form 8-K filed on August 1, 2001 (File No. 333-90937).
10.33	Form of Stockholder Agreement dated as of July 31, 2001 between Zebra Technologies Corporation and each of Fargo's Directors and Executive Officers	Incorporated by reference to Exhibit 99.3 of Fargo's Form 8-K filed on August 1, 2001 (File No. 333-90937).
10.34	Amendment No. 1 to Credit Agreement and Waiver, dated April 20, 2001, between Fargo Electronics, Inc., LaSalle Bank National Association and the other parties thereto.	Incorporated by reference to Exhibit 10.1 to Fargo's 10-Q for the quarter ended March 31, 2001 (File No. 333-90937).
10.35	Amendment No. 2 to Credit Agreement dated February 14, 2002, between Fargo Electronics, Inc., LaSalle Bank National Association and the other parties thereto.	Filed electronically herewith.

10.36	Amendment No. 1, dated August 30, 2001, to Acquisition Agreement among Zebra Technologies Corporation, Rushmore Acquisition Corp. and Fargo Electronics, Inc.	Incorporated by reference to Exhibit 99.1(d)(6) to Amendment No. 3 to Fargo's Schedule TO filed on August 30, 2001 (File No. 005-59663).
10.37	Amendment No. 2, dated October 11, 2001, to Acquisition Agreement among Zebra Technologies Corporation, Rushmore Acquisition Corp. and Fargo Electronics, Inc.	Incorporated by reference to Exhibit 99.1(d)(6) to Amendment No. 6 to Fargo's Schedule TO filed on October 12, 2001 (File No. 005-59663).
10.38	Amendment No. 3, dated February 5, 2002, to Acquisition Agreement among Zebra Technologies Corporation, Rushmore Acquisition Corp. and Fargo Electronics, Inc.	Incorporated by reference to Exhibit 99.1(d)(6) to Amendment No. 14 to Fargo's Schedule TO filed on February 6, 2002 (File No. 005-59663).
10.39	Termination Agreement, dated March 27, 2002, among Zebra Technologies Corporation, Rushmore Acquisition Corp. and Fargo Electronics, Inc.	Incorporated by reference to Exhibit 99.1(d)(6) to Amendment No. 3 to Fargo's Schedule TO filed on March 27, 2002 (File No. 005-59663).
23.1	Consent of PricewaterhouseCoopers LLP	Filed electronically herewith.

QuickLinks

PART I
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