Form 10-Q
period 2002-03-31
FARGO ELECTRONICS INC
filed 2002-05-15
CIK 1098834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10–Q

(Mark One)

☒                                    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2002

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

(952) 941-9470

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

As of May 1, 2002, 11,795,953 shares of our Common Stock were outstanding.

PART 1:                        FINANCIAL INFORMATION

ITEM 1.                             CONDENSED FINANCIAL STATEMENTS

FARGO ELECTRONICS, INC.

CONDENSED BALANCE SHEETS

(In thousands, except per share data)

ASSETS	March 31, 2002	December 31, 2001
	(Unaudited)

Current assets:
Cash and cash equivalents	$2,839	$3,586
Accounts receivable, net	8,614	7,713
Inventories	4,977	5,244
Prepaid expenses	327	177
Deferred income taxes	3,045	3,045

Total current assets	19,802	19,765

Equipment and leasehold improvements, net	1,579	1,367

Deferred income taxes	24,677	24,994
Other	114	87

Total assets	$46,172	$46,213

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of notes payable, bank	$4,000	$4,000
Accounts payable and accrued liabilities	7,293	6,575

Total current liabilities	11,293	10,575

Notes payable, bank, less current portion	8,500	10,000

Commitments

Stockholders' equity:
Common stock, $.01 par value; 50,000 shares authorized, 11,786 and 11,781 shares issued and outstanding at March 31, 2002, and December 31, 2001, respectively	118	118
Additional paid-in capital	145,249	145,229
Accumulated deficit	(118,326)	(119,040)
Deferred compensation	(37)	(44)
Stock subscription receivable	(625)	(625)

Total stockholders' equity	26,379	25,638

Total liabilities and stockholders' equity	$46,172	$46,213

The accompanying notes are an integral part of the unaudited condensed financial statements.

FARGO ELECTRONICS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2002	2001

Net sales	$15,021	$13,172

Cost of sales	9,220	8,247

Gross profit	5,801	4,925

Operating expenses:
Research and development	1,256	1,032
Selling, general and administrative	2,834	2,831
Acquisition related costs	538	62

Total operating expenses	4,628	3,925

Operating income	1,173	1,000

Other income (expense):
Interest expense	(150)	(480)
Other, net	8	(25)

Total other expense	(142)	(505)

Income before provision for income taxes	1,031	495

Provision for income taxes	317	183

Net income	$714	$312

Net income per common share:
Basic earnings per share	$0.06	$0.03
Diluted earnings per share	$0.06	$0.03

Weighted average common shares outstanding:
Basic	11,785	11,748
Diluted	12,013	11,863

The accompanying notes are an integral part of the unaudited condensed financial statements.

FARGO ELECTRONICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2002	2001

Cash flows from operating activities:
Net income	$714	$312
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	242	332
Loss from disposal of equipment	—	33
Deferred income taxes	317	183
Deferred compensation	7	7
Changes in operating items:
Accounts receivable	(901)	363
Inventories	267	(215)
Prepaid expenses	(150)	14
Accounts payable and accrued liabilities	718	191

Net cash provided by operating activities	1,214	1,220

Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(431)	(203)

Net cash used in investing activities	(431)	(203)

Cash flows from financing activities:
Payments on notes payable, bank	(1,500)	—
Payments of deferred financing costs	(50)	(2)
Proceeds from issuance of common stock	20	6

Net cash (used in) provided by financing activities	(1,530)	4

Net (decrease) increase in cash and cash equivalents	(747)	1,021

Cash and cash equivalents, beginning of period	3,586	1,223

Cash and cash equivalents, end of period	$2,839	$2,244

The accompanying notes are an integral part of the unaudited condensed financial statements.

FARGO ELECTRONICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The interim condensed financial statements presented herein as of March 31, 2002, and for the three months ended March 31, 2002 and 2001, are unaudited; however, in our opinion, the interim condensed financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented.

The results of operations for the three months ended March 31, 2002, do not necessarily indicate the results to be expected for the full year.  The December 31, 2001, balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These unaudited interim condensed financial statements should be read in conjunction with our financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2001.

NOTE 2 — TENDER OFFER

On March 27, 2002, the Company and Zebra Technologies Corporation (Zebra) announced that the companies mutually agreed to terminate the acquisition agreement whereby Zebra would acquire all outstanding shares of the Company’s common stock for $7.25 per share in cash.  The transaction was under Hart-Scott-Rodino antitrust review by the Federal Trade Commission (FTC).  Based on discussion with representatives of the FTC, the companies believed it was unlikely that the FTC would have approved the proposed transaction.  Accordingly, the companies agreed to a mutual termination of their acquisition agreement.  Neither party paid a break-up fee.

The acquisition was announced on August 1, 2001.  A tender offer for all outstanding shares of the Company’s stock commenced on August 3, 2001, and was terminated on March 27, 2002.  None of the Company’s shares tendered in the tender offer were accepted for payment and paid for, and Zebra has returned all shares of the Company’s common stock tendered and not withdrawn in the tender offer.

NOTE 3 — INVENTORIES (IN THOUSANDS)

	March 31, 2002	December 31, 2001
	(unaudited)
Raw materials and purchased parts	3,418	$3,992
Work in process	226	148
Finished goods	1,333	1,104

Total inventories	$4,977	$5,244

NOTE 4 — EARNINGS PER SHARE

                Basic earnings per share is calculated using the weighted average number of shares outstanding during the period.  Diluted earnings per share is computed on the basis of the weighted average basic shares outstanding plus the dilutive effect of outstanding stock options using the “treasury stock” method.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended March 31,
	2002	2001
BASIC EARNINGS PER SHARE:
Net income	$714	$312

Weighted average common shares outstanding	11,785	11,748
Per share amount	$0.06	$0.03

DILUTED EARNINGS PER SHARE:
Net income	$714	$312

Weighted average common shares outstanding	11,785	11,748
Add: dilutive effect of stock options	228	115

Weighted average dilutive shares outstanding	12,013	11,863
Per share amount	$0.06	$0.03

Options to purchase 331,000 and 446,000 shares of common stock were outstanding but not included in the computations of diluted earnings per share for the three months ended March 31, 2002 and 2001, respectively, because the exercise prices were greater than the average market prices of the common shares for the periods.

NOTE 5 — FINANCING ARRANGEMENTS

In February 2002, the Company amended its credit facility to extend the maturity date to April 1, 2003.  Under the terms of the amended agreement, the Company may borrow at the prime rate of interest plus a margin of .25% to .50% or LIBOR plus a margin of 1.75% to 2.00%, based upon the maintenance of certain financial coverage ratios.  Interest is payable within 30 to 90 days, as defined by the agreement.  The agreement calls for principal repayments of $1.0 million per quarter, with the remaining balance due at maturity on April 1, 2003.

The amended credit facility includes a $14.0 million term loan, of which $12.5 million is outstanding at March 31, 2002, and a $5.0 million revolving credit facility, of which there was no outstanding balance at March 31, 2002.

The revolving credit facility requires, among other things, the maintenance of specified financial ratios including fixed charge coverage and total debt to EBITDA, as defined in the agreement, and restrictions on capital expenditures and the payment of dividends.

NOTE 6 — RECENTLY ISSUES ACCOUNTING PRONOUNCMENTS

                As of January 1, 2002, the Company adopted Financial Accounting Standards (SFAS) 142 "Goodwill and Other Intangible Assets" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets" which supercedes SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of."  The adoption of these standards had no effect on the Company's financial statements.

                As of January 1, 2002, the Company has adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets which supercedes SFAS No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of. The adoption of SFAS No. 144 had no effect on the Company’s financial statements.

                In May 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, "Rescission of SFAS Nos. 4, 44, and 64, Amendment of SDAS 13, and Technical Corrections." This statement primarily rescinds and amends certain reporting requirements  primarily relating to gains and losses from the extinguishments of debt, and accounting for sales-leaseback transactions.  The provisions of the statement relating to gains and losses on extinguishment of debt is effective for  fiscal years beginning May 15, 2002 and the remaining provisions of the statement are effective for  transactions occurring after May 15, 2002. The adoption of SFAS No. 145 is not expected to have a material impact on the Company's financial statements.

NOTE 7— SUBSEQUENT EVENT

On May 10, 2002, the Company filed a registration statement in Form S-3 for the offering of up to $73 million of the Company’s common stock. The Company and selling stockholders may offer and sell from time to time up to 2,000,000 and 5,437,500 shares, respectively.  The Company intends that the proceeds from the issuance of any shares of common stock it sells will be used to provide funds for Fargo's operations and for other general corporate purposes, including the possible repayment of indebtedness, capital expenditures, possible acquisitions, investments, repurchase of common stock and any other purposes stated in any prospectus supplement.  The Company will not receive any proceeds from the sales of common stock by any selling stockholder.

ITEM 2.                                                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our Condensed Financial Statements and related Notes included in this report.  This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  The statements contained in this report that are not historic in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “estimates,” “believes,” or “plans” or comparable terminology are forward-looking statements based on current expectations and assumptions.  All forward-looking statements in this document are based on information currently available to us as of the date of this report, and we assume no obligation to update any forward-looking statements.  Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

Background

We are a developer, manufacturer and supplier of desktop systems that personalize plastic identification cards by printing images and text onto the cards, laminating them and electronically encoding them with information.  We also sell the consumable supplies, such as ink ribbons, printheads and blank cards that are used with our systems.

Results of Operations

The following table sets forth, for the periods indicated, certain selected unaudited financial data expressed as a percentage of net sales:

	Three Months Ended March 31, (unaudited)
	2002	2001
Net sales	100.0%	100.0%
Cost of sales	61.4	62.6

Gross profit	38.6	37.4

Operating expenses:
Research and development	8.4	7.8
Selling, general and administrative	18.8	21.5
Acquisition related costs	3.6	0.5
Total operating expenses	30.8	29.8

Operating income	7.8%	7.6%

Comparison of Three Months Ended March 31, 2002 and 2001

Net sales.  Net sales increased 14.0% to $15.0 million for the three-month period ended March 31, 2002, from $13.2 million in the same period of 2001.  Of the $15.0 million in sales in the first quarter of 2002, sales of equipment increased 1.9% to $6.6 million from $6.5 million in the first quarter of 2001, and sales of supplies increased 25.9% to $8.4 million from $6.7 million in the first quarter of 2001. The increase in sales of supplies was the result of increased unit volume of ribbons.

Our now terminated agreement to be acquired by Zebra Technologies Corporation was announced on August 1, 2001.  We believe that the announcement of the acquisition and the delay in the consummation of the transaction has had, and will likely continue to have, an adverse effect on our distributorship and reseller arrangements and, consequently, our sales.

International sales increased 10.7% to $5.8 million in the first quarter of 2002 from $5.2 million in the same period of 2001 and accounted for 38.5% of net sales for the three months ended March 31, 2002, compared to 39.7% of net sales in the same period of 2001.  The increase in international sales was principally attributable to increased sales of equipment and supplies in Canada and Mexico in the first quarter of 2002.

Gross profit.  Gross profit as a percentage of net sales increased to 38.6% for the three months ended March 31, 2002, from 37.4% in the same period of 2001.   Gross profit is highly dependent on the level of net sales compared to the fixed component of cost of sales and the related realization of manufacturing efficiencies.  Gross profit for the three months ended March 31, 2002, was positively impacted by a greater increase in net sales relative to the increase in cost of sales, compared to the same period of 2001.  This was partially offset by increased discounts and increased sales of lower margin printers for the three-month period ended March 31, 2002.

 Research and development.  Research and development expenses increased 21.7% to $1.3 million for the three months ended March 31, 2002, from $1.0 million in the same period of 2001. Research and development expenses as a percentage of net sales were 8.4% for the first quarter of 2002, compared to 7.8% for the same period of 2001.  The increase in the first quarter of 2002 was primarily due to higher salary expense as a result of higher staffing levels and higher costs on prototype parts related to activities in the research and development of new products.

Selling, general and administrative.  Selling, general and administrative expenses remained steady at approximately $2.8 million for the three months ended March 31, 2002, nearly the same amount incurred during the same period of 2001.  As a percentage of net sales, selling, general and administrative expenses were 18.8% in the first quarter of 2002, compared to 21.5% for the same period of 2001.  Increased advertising and tradeshow expenses were offset by lower legal and professional fees for the quarter ended March 31, 2002.  We experienced higher legal and professional fees in the first quarter of 2001 due to fees paid to outside consultants to improve our manufacturing processes. The decrease in selling, general and administrative expenses as a percent of total sales was principally due to higher net sales in the first quarter of 2002.

Acquisition related costs.  In connection with our now-terminated acquisition by Zebra Technologies, we incurred legal, professional, and investment banking expenses of $538,000 for the three-month period ended March 31, 2002, and $62,000 for the same period of 2001.  As a percentage of net sales, acquisition related costs were 3.6% in the first quarter of 2002, compared to 0.5% in the same period of 2001.  As a result of the termination of this transaction in March 2002, we may incur additional costs to rebuild our distribution channel, which may have a negative impact on our sales, gross profit and operating income in future periods.

Operating income.  Operating income increased 17.3% to $1.2 million for the quarter ended March 31, 2002, from $1.0 million during the same period of 2001.  As a percentage of net sales, operating income was 7.8% in the first quarter of 2002 compared to 7.6% in the same period of 2001.  Excluding acquisition related costs, operating income would have been $1.7 million or 11.4% of net sales for the three-month period ended March 31, 2002.

Interest expense.  Interest expense totaled $150,000 for the three months ended March 31, 2002, compared to $480,000 for the comparable period in 2001.  The reduction in our outstanding debt combined with reduced interest rates led to the lower interest expense.  The weighted average interest rate on our outstanding debt for the three months ended March 31, 2002 was 3.7% as compared to 7.7% in the same period of 2001.

Income tax expense.  Income tax expense was $317,000 for the three months ended March 31, 2002, which results in an effective tax rate of 30.7%, compared to income tax expense of $183,000 and an effective tax rate of 36.9% for the same period of 2001.  The decrease in the effective tax rate for the three-month period ended March 31, 2002, relates to research and experimentation credits we utilized in the first quarter of 2002.

Liquidity and Capital Resources

We have historically financed our operations, debt service and capital requirements through cash flows generated from operations. Working capital was $8.5 million and $9.2 million, respectively, at March 31, 2002, and December 31, 2001.

We had cash and cash equivalents of $2.8 million at March 31, 2002, a decrease of $747,000 from $3.6 million at the beginning of the quarter.  This decrease was primarily due to payments on our bank debt and purchases of capital equipment.  These expenditures were partially offset by positive net cash flows provided by our operating activities.

Net cash flows provided by operating activities were $1.2 million for each of the three-month periods ended March 31, 2002 and 2001.  Cash provided by operating activities for the three months ended March 31, 2002 was mainly due to net income of $714,000, non-cash charges of $560,000 for depreciation and deferred income taxes and an increase in accounts payable and accrued liabilities.  The increase in accounts payable and accrued liabilities is mainly due to timing of purchases and increased costs related to the now-terminated acquisition. These cash flows were partially offset by an increase in accounts receivable of $901,000 primarily related to the timing of sales and increased sales in the first quarter of 2002, compared to the same period of 2001.

Net cash flows used in investing activities were $431,000 in the first quarter of 2002 and $203,000 in the first quarter of 2001 primarily for the purchase of equipment in each period.

Net cash flows used in financing activities were $1.5 million during the three months ended March 31, 2002, comprised primarily of a $1.5 million repayment of principal under our credit facility.  Net cash flows provided by financing activities were $4,000 for the same period of 2001.

As of March 31, 2002, our borrowings consisted of $12.5 million owed under the credit agreement with LaSalle Bank and Harris Bank.  The amended credit facility includes a $14.0 million term loan, of which $12.5 million is outstanding at March 31, 2002, and a $5.0 million revolving credit facility, of which there was no outstanding balance at March 31, 2002.

In February 2002, we amended our credit facility to extend the maturity date from April 1, 2002 to April 1, 2003.  Under the terms of the amended agreement, the interest rates charged on the balance outstanding under the credit facility were increased to the prime rate of interest plus a margin of .25% to .50% or LIBOR plus a margin of 1.75% to 2.00%, based upon the maintenance of certain financial coverage ratios.  Interest is payable within 30 to 90 days, as defined by the agreement.  The agreement calls for principal repayments of $1.0 million per quarter, with the remaining balance due at maturity on April 1, 2003.  We plan to extend our existing credit facility for an additional period of time prior to the maturity of our amended credit agreement on April 1, 2003.

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

For additional information on market risk, refer to the “Quantitative and Qualitative Disclosures About Market Risk” section (Item 7A) of our Annual Report on Form 10-K for the year ended December 31, 2001.

PART II:  OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

In April 2002, Sony Chemical Corporation, a subsidiary of Sony Corporation, introduced a printer ribbon product that competes with our most important supply item.  Based on a preliminary review of the Sony product, we believe that the product introduced infringes upon one or more of our patents.  On April 24, 2002, we filed a complaint in Minnesota State Court, alleging infringement among other claims, and intend to serve this complaint upon the Sony Chemical Corporation presently.  Our complaint seeks injunctive relief and damages in an unspecified amount.  On May 10, 2002, Sony Chemical Corporation filed a motion for declaratory judgment in the United States District Court for the Western District of Pennsylvania, alleging that their product does not infringe and that our patent is invalid. Such cases can be expensive, time consuming, require a significant expenditure of resources and we ultimately may not be successful.  In the event that the Sony product is successful in penetrating the market, our revenues would be adversely affected.

ITEM 5 - OTHER INFORMATION

As previously disclosed, on March 27, 2002, Fargo and Zebra Technologies Corporation announced that the companies mutually agreed to terminate the acquisition agreement whereby Zebra would acquire all outstanding shares of Fargo’s common stock for $7.25 per share in cash.  The transaction was under Hart-Scott-Rodino antitrust review by the Federal Trade Commission.  Based on discussion with representatives of the FTC, the companies believed it was unlikely that the FTC would have approved the proposed transaction.  Accordingly, the companies agreed to a mutual termination of their acquisition agreement.  Neither party paid a break-up fee.

The acquisition was announced on August 1, 2001.  A tender offer for all outstanding shares of Fargo’s stock commenced on August 3, 2001, and was terminated on March 27, 2002.  None of the shares tendered in the tender offer were accepted for payment and paid for, and Zebra has returned all shares of Fargo common stock tendered and not withdrawn in the tender offer.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

Item No.	Description	Method of Filing
10.1	Amendment No. 2 to Credit Agreement dated February 14, 2002, between Fargo Electronics, Inc., LaSalle Bank National Association and the other parties thereto.	Incorporated by reference to Exhibit 10.35 to Fargo’s Annual Report on Form 10-K for the year ended December 31, 2001.

10.2	Amendment No. 3, dated February 5, 2002, to Acquisition Agreement among Zebra Technologies Corporation, Rushmore Acquisition Corp. and Fargo Electronics, Inc.	Incorporated by reference to Exhibit 99.1(d)(6) to Amendment No. 14 to Fargo’s Schedule TO filed on February 6, 2002 (File No. 005-59663).

10.3	Termination Agreement, dated March 27, 2002, among Zebra Technologies Corporation, Rushmore Acquisition Corp. and Fargo Electronics, Inc.	Incorporated by reference to Exhibit 99.1(d)(6) to Amendment No. 3 to Fargo’s Schedule TO filed on March 27, 2002 (File No. 005-59663).

(b) Reports on Form 8-K

None.

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARGO ELECTRONICS, INC.

May 15, 2002	/s/ GARY R. HOLLAND
Gary R. Holland
Chairman of the Board of Directors, President and Chief Executive Officer
(Principal Executive Officer)

/s/ PAUL W.B. STEPHENSON
Paul W.B. Stephenson Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)