Form 10-Q
period 2002-06-30
FARGO ELECTRONICS INC
filed 2002-08-14
CIK 1098834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10–Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐

As of August 7, 2002, 12,332,557 shares of our Common Stock were outstanding.

PART 1:                        FINANCIAL INFORMATION

ITEM 1.                             CONDENSED FINANCIAL STATEMENTS

FARGO ELECTRONICS, INC.
CONDENSED BALANCE SHEETS
(In thousands, except per share data)

	June 30,	December 31,
ASSETS	2002	2001
	(Unaudited)

Current assets:
Cash and cash equivalents	$2,170	$3,586
Accounts receivable, net	8,269	7,713
Inventories	5,300	5,244
Prepaid expenses	330	177
Deferred income taxes	3,045	3,045

Total current assets	19,114	19,765

Equipment and leasehold improvements, net	1,589	1,367

Deferred income taxes	24,081	24,994
Deferred offering costs	512	—
Other	86	87

Total assets	$45,382	$46,213

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of notes payable, bank	$11,000	$4,000
Accounts payable and accrued liabilities	6,749	6,575

Total current liabilities	17,749	10,575

Notes payable, bank, less current portion	—	10,000

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value; 50,000 shares authorized, 11,803 and 11,781 shares issued and outstanding at June 30, 2002, and December 31, 2001, respectively	118	118
Additional paid-in capital	145,294	145,229
Accumulated deficit	(117,124)	(119,040)
Deferred compensation	(30)	(44)
Stock subscription receivable	(625)	(625)

Total stockholders’ equity	27,633	25,638

Total liabilities and stockholders’ equity	$45,382	$46,213

The accompanying notes are an integral part of the unaudited condensed financial statements.

FARGO ELECTRONICS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

Net sales	$14,742	$16,957	$29,763	$30,129

Cost of sales	8,707	10,663	17,927	18,910

Gross profit	6,035	6,294	11,836	11,219

Operating expenses:
Research and development	1,139	979	2,395	2,011
Selling, general and administrative	2,940	2,933	5,774	5,764
Terminated acquisition costs	14	—	552	62

Total operating expenses	4,093	3,912	8,721	7,837

Operating income	1,942	2,382	3,115	3,382

Other income (expense):
Interest expense	(149)	(398)	(299)	(878)
Other, net	5	39	13	14

Total other expense	(144)	(359)	(286)	(864)

Income before provision for income taxes	1,798	2,023	2,829	2,518

Provision for income taxes	596	736	913	919

Net income	$1,202	$1,287	$1,916	$1,599

Net income per common share:
Basic earnings per share	$0.10	$0.11	$0.16	$0.14
Diluted earnings per share	$0.10	$0.11	$0.16	$0.13

Weighted average common shares outstanding:
Basic	11,797	11,758	11,791	11,753
Diluted	12,071	11,892	12,047	11,880

The accompanying notes are an integral part of the unaudited condensed financial statements.

FARGO ELECTRONICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2002	2001

Cash flows from operating activities:
Net income	$1,916	$1,599
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	495	674
Loss from disposal of equipment	67	33
Deferred income taxes	913	919
Deferred compensation	14	14
Changes in operating items:
Accounts receivable	(556)	(477)
Inventories	(56)	1,520
Prepaid expenses	(153)	94
Accounts payable and accrued liabilities	(230)	1,254

Net cash provided by operating activities	2,410	5,630

Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(733)	(321)

Net cash used in investing activities	(733)	(321)

Cash flows from financing activities:
Payments on revolving credit facility	—	(2,400)
Payments on notes payable, bank	(3,000)	(1,000)
Payments of deferred financing costs	(50)	(2)
Payments of deferred offering costs	(108)	—
Proceeds from issuance of common stock	65	104

Net cash used in financing activities	(3,093)	(3,298)

Net (decrease) increase in cash and cash equivalents	(1,416)	2,011

Cash and cash equivalents, beginning of period	3,586	1,223

Cash and cash equivalents, end of period	$2,170	$3,234

Noncash transactions:
Accrued deferred offering costs	$404	$—
Restricted stock grants (cancellations)	—	(25)

The accompanying notes are an integral part of the unaudited condensed financial statements.

FARGO ELECTRONICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The interim condensed financial statements presented herein as of June 30, 2002, and for the three and six months ended June 30, 2002 and 2001, are unaudited; however, in our opinion, the interim condensed financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented.

The results of operations and cash flows for the three and six months ended June 30, 2002, do not necessarily indicate the results to be expected for the full year.  The December 31, 2001, balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These unaudited interim condensed financial statements should be read in conjunction with our financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2001.

NOTE 2 — TENDER OFFER

On March 27, 2002, the Company and Zebra Technologies Corporation (Zebra) announced that the companies mutually agreed to terminate the acquisition agreement whereby Zebra would acquire all outstanding shares of the Company’s common stock for $7.25 per share in cash.  The transaction was under Hart-Scott-Rodino antitrust review by the Federal Trade Commission (FTC).  Based on discussion with representatives of the FTC, the companies believed it was unlikely that the FTC would have approved the proposed transaction.  Accordingly, the companies agreed to a mutual termination of their acquisition agreement.  Neither party paid a break-up fee.  For the six months ended June 30, 2002, the Company incurred $552,000 of acquisition related costs for legal, professional and investment banking expenses.

The acquisition was announced on August 1, 2001.  A tender offer for all outstanding shares of the Company’s stock commenced on August 3, 2001, and was terminated on March 27, 2002.  None of the Company’s shares tendered in the tender offer were accepted for payment and paid for, and Zebra has returned all shares of the Company’s common stock tendered and not withdrawn in the tender offer.

NOTE 3 — INVENTORIES (IN THOUSANDS)

	June 30,	December 31,
	2002	2001
	(unaudited)
Raw materials and purchased parts	$3,764	$3,992
Work in process	271	148
Finished goods	1,265	1,104

Total inventories	$5,300	$5,244

NOTE 4 — EARNINGS PER SHARE

Basic earnings per share is calculated using the weighted average number of shares outstanding during the period.  Diluted earnings per share is computed on the basis of the weighted average basic shares outstanding plus the dilutive effect of outstanding stock options using the “treasury stock” method.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2002	2001	2002	2001
BASIC EARNINGS PER SHARE:
Net income available to common stockholders	$1,202	$1,287	$1,916	$1,599
Weighted average common shares outstanding	11,797	11,758	11,791	11,753
Per share amount	$0.10	$0.11	$0.16	$0.14

DILUTED EARNINGS PER SHARE:
Net income available to common stockholders	$1,202	$1,287	$1,916	$1,599
Weighted average common shares outstanding	11,797	11,758	11,791	11,753
Add: Dilutive effect of stock options	274	134	256	127

Weighted average dilutive shares outstanding	12,071	11,892	12,047	11,880
Per share amount	$0.10	$0.11	$0.16	$0.13

Options to purchase 347,000 and 367,000 shares of common stock were outstanding but not included in the computation of diluted earnings per share for the three and six months ended June 30, 2002 because the exercise prices were greater than the average market price of the common shares for the periods, respectively.  Options to purchase 481,000 shares of common stock were outstanding but not included in the computation of diluted earnings per share for the three and six months ended June 30, 2001 because the exercise prices were greater than the average market price of the common shares for the periods.

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

The amended credit facility includes a $14.0 million term loan, of which $11.0 million is outstanding at June 30, 2002, and a $5.0 million revolving credit facility, of which there was no outstanding balance at June 30, 2002.

The revolving credit facility requires, among other things, the maintenance of specified financial ratios including fixed charge coverage and total debt to EBITDA, as defined in the agreement, and restrictions on capital expenditures and the payment of dividends.

NOTE 6 — RECENTLY ISSUED ACCOUNTING PRONOUNCMENTS

As of January 1, 2002, the Company adopted Financial Accounting Standards (SFAS) 142 “Goodwill and Other Intangible Assets” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” which supercedes SFAS No. 121, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of”. The adoption of these standards had no effect on the Company’s financial statements.

In May 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, “Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS 13, and Technical Corrections.”  This statement primarily rescinds and amends certain reporting requirements primarily relating to gains and losses from extinguishments of debt, and accounting for sales-leaseback transactions.  The provisions of the statement relating to gains and losses on extinguishment of debt is effective for fiscal years beginning May 15, 2002 and the remaining provisions of the statement are effective for transactions occurring after May 15, 2002.  The Company is reviewing the requirements of this standard and does not expect this to have a significant impact on the Company’s financial statements.

In July 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.   The Company is reviewing the requirements of this standard and does not expect this to have a significant impact on the Company’s financial statements.

NOTE 7— SUBSEQUENT EVENT

In July 2002, the Company and certain selling stockholders completed a secondary public offering of 2,587,500 shares of common stock at a public offering price of $7.50 per share before underwriters discounts.  The Company’s two principal stockholders sold 2,062,500 previously issued and outstanding shares and the Company sold 525,000 newly-issued shares. The aggregate offering price of the shares sold by the Company was $3,937,500.  The proceeds to the Company from the offering were approximately $3,102,500 after deducting the underwriting discounts and commissions and other direct offering costs of approximately $835,000.  Approximately $512,000 of these direct offering costs were incurred by June 30, 2002 and are reflected as assets on the June 30, 2002 condensed balance sheet.

These costs will be reclassified to stockholders’ equity in the third quarter of 2002 as an adjustment to the proceeds of this offering.  The Company intends to use the net proceeds from the offering to repay debt and for general corporate purposes.  After the offering, 12,332,557 shares were outstanding as of July 19, 2002.

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

Various risks and uncertainties could cause actual results to differ materially from those expressed in forward-looking statements. These risks and uncertainties include: our ability to protect or enforce our intellectual property rights, particularly with respect to our proprietary consumable supplies; our reliance on sole and single-source suppliers; our ability to obtain rights to third-party technologies that we may want to incorporate into new products; potential manufacturing delays and other problems due to the complex design of our systems; the efforts of our independent distributors and resellers to effectively market and sell our products; and the other factors set forth in our Annual Report on Form 10-K.

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

Background

We are a leading developer, manufacturer and supplier of printing systems and consumable supplies that personalize plastic identification cards by printing images and text onto the card. Our printing systems are capable of encoding data onto cards that incorporate bar code, magnetic stripe, smart card or proximity card technology. We believe that our engineering expertise and our ability to offer a broad range of printing systems using multiple printing technologies have led to a reputation for innovation in our industry. The consumable supplies used with our systems include dye sublimation ribbons, overlaminates, thermal resin ribbons, printheads and blank cards. The sale of these supplies provides us with a significant recurring revenue stream.

Results of Operations

The following table sets forth, for the periods indicated, certain unaudited selected financial data expressed as a percentage of net sales:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	59.1	62.9	60.2	62.8

Gross profit	40.9	37.1	39.8	37.2

Operating expenses:
Research and development	7.7	5.8	8.0	6.7
Selling, general and administrative	19.9	17.3	19.4	19.2
Acquisition costs	0.1	—	1.9	0.1
Total operating expenses	27.7	23.1	29.3	26.0

Operating income	13.2%	14.0%	10.5%	11.2%

Comparison of Three Months Ended June 30, 2002 and 2001

Net sales.  Net sales decreased 13.1% to $14.7 million for the three-month period ended June 30, 2002, from $17.0 million in the same period of 2001.  Of the $14.7 million in sales in the second quarter of 2002, sales of equipment decreased 23.5% to $6.4 million from $8.4 million in the second quarter of 2001, and sales of supplies decreased 2.8% to $8.3 million from $8.6 million in the second quarter of 2001. The decrease in sales of equipment is largely attributable to an unusually large shipment in excess of 1,000 card personalization systems for the U.S. Department of Defense  “Common Access” Identification Card Project in the second quarter of 2001.

International sales increased 2.4% to $5.6 million in the second quarter of 2002 from $5.5 million in the same period of 2001 and accounted for 38.2% of net sales for the three months ended June 30, 2002, compared to 32.5% of net sales in the same period of 2001.  The increase in international sales as a percentage of net sales for the three months ended June 30, 2002, is mainly due to a major shipment of printers to the Department of Defense during the three months ended June 30, 2001, which resulted in a higher than usual proportion of U.S. business in the second quarter last year.

Gross profit.  Gross profit as a percentage of net sales increased to 40.9% for the three months ended June 30, 2002, from 37.1% in the same period of 2001.   Gross profit for the three months ended June 30, 2002, was positively impacted by reductions in printer and supplies material costs, sales of higher margin printers and supplies and lower manufacturing costs associated with quality issues.

Research and development.  Research and development expenses increased to $1.1 million for the three months ended June 30, 2002, from $1.0 million in the same period of 2001. Research and development expenses as a percentage of net sales were 7.7% for the second quarter of 2002, compared to 5.8% for the same period of 2001.

The increase in the second quarter of 2002 was primarily due to higher salary expense as a result of higher staffing levels and higher costs on prototype parts related to activities in the research and development of new products.

Selling, general and administrative.  Selling, general and administrative expenses remained steady at approximately $2.9 million for the three months ended June 30, 2002, nearly the same amount incurred during the same period of 2001.  As a percentage of net sales, selling, general and administrative expenses were 19.9% in the second quarter of 2002, compared to 17.3% for the same period of 2001.  Increased advertising and tradeshow expenses were offset by lower legal and professional fees for the three months ended June 30, 2002.  We experienced higher legal and professional fees for the three-month period ended June 30, 2001 due to fees paid to outside consultants to improve our manufacturing processes. The increase in selling, general and administrative expenses as a percent of total sales was principally due to lower net sales for the three months ended June 30, 2002.

Acquisition related costs.  In connection with our now-terminated acquisition by Zebra Technologies, we incurred legal, professional, and investment banking expenses of $14,000 for the three-month period ended June 30, 2002.

Operating income.  Operating income decreased 18.5% to $1.9 million for the quarter ended June 30, 2002, from $2.4 million during the same period of 2001.  As a percentage of net sales, operating income was 13.2% in the second quarter of 2002 compared to 14.0% in the same period of 2001.

Interest expense.  Interest expense totaled $149,000 for the three months ended June 30, 2002, compared to $398,000 for the comparable period in 2001.  The reduction in our outstanding debt combined with reduced interest rates led to the lower interest expense.  The weighted average interest rate on our outstanding debt for the three months ended June 30, 2002 was 3.8% as compared to 6.9% in the same period of 2001.

Income tax expense.  Income tax expense was $596,000 for the three months ended June 30, 2002, which results in an effective tax rate of 33.1%, compared to income tax expense of $736,000 and an effective tax rate of 36.4% for the same period of 2001.  The decrease in the effective tax rate for the three-month period ended June 30, 2002, relates to research and experimentation credits utilized in the second quarter of 2002.

Comparison of Six Months Ended June 30, 2002 and 2001

Net sales.  Net sales decreased 1.2% to $29.8 million for the six-month period ended June 30, 2002, from $30.1 million in the same period of 2001.  Of the $29.8 million in sales for the six months ended June 30, 2002, sales of equipment decreased 12.4% to $13.0 million from $14.9 million in the comparable period of 2001, and sales of supplies increased 9.8% to $16.8 million from $15.2 million in the same period of 2001. The decrease in sales of equipment is largely attributable to an unusually large shipment in excess of 1,000 card personalization systems for the U.S. Department of Defense  “Common Access” Identification Card Project in the second quarter of fiscal 2001.  The increase in sales of supplies was the result of increased unit volume of ribbons sold for the six months ended June 30, 2002.

International sales increased 6.4% to $11.4 million for the six months ended June 30, 2002, from $10.7 million in the same period of 2001 and accounted for 38.4% of net sales for the six months ended June 30, 2002, compared to 35.6% of net sales in the same period of 2001.  The dollar increase in international sales was principally attributable to increased sales of equipment and supplies in Europe for the six months ended June 30, 2002.  The increase in international sales as a percentage of net sales for the six months ended June 30, 2002, is also impacted by a major shipment of printers to the Department of Defense during the second quarter of fiscal 2001, which resulted in a higher than usual proportion of U.S. business in the period last year.

Gross profit.  Gross profit as a percentage of net sales increased to 39.8% for the six months ended June 30, 2002, from 37.2% in the same period of 2001.  Gross profit for the six months ended June 30, 2002, was positively impacted by reductions in printer and supplies material costs, sales of higher margin printers and supplies and lower manufacturing costs associated with quality issues.  This was partially offset by increased discounts on printers for the six months ended June 30, 2002.

Research and development.  Research and development expenses increased to $2.4 million for the six months ended June 30, 2002, from $2.0 million in the same period of 2001. Research and development expenses as a percentage of net sales were 8.0% for the six months ended June 30, 2002, compared to 6.7% for the same period of 2001.  The increase for the six months ended June 30, 2002, was primarily due to higher salary expense as a result of higher staffing levels and higher costs on prototype parts related to activities in the research and development of new products.

Selling, general and administrative.  Selling, general and administrative expenses remained steady at approximately $5.8 million for the six months ended June 30, 2002, nearly the same amount incurred during the same period of 2001.  As a percentage of net sales, selling, general and administrative expenses were 19.4% for the six months ended June 30, 2002, compared to 19.2% for the same period of 2001.  Increased advertising and tradeshow expenses were offset by lower legal and professional fees for the six months ended June 30, 2002.  We experienced higher legal and professional fees in the six months ended June 30, 2001 due to fees paid to outside consultants to improve our manufacturing processes. The increase in selling, general and administrative expenses as a percent of total sales was principally due to lower net sales in the six months ended June 30,2002.

Acquisition related costs.  In connection with our now-terminated acquisition by Zebra Technologies, we incurred legal, professional, and investment banking expenses of $552,000 for the six-month period ended June 30, 2002, and $62,000 for the same period of 2001.  As a percentage of net sales, acquisition related costs were 1.9% for the six months ended June 30, 2002, compared to 0.1% in the same period of 2001.

Operating income.  Operating income decreased 7.9% to $3.1 million for the six-month period ended June 30, 2002, from $3.4 million during the same period of 2001.  As a percentage of net sales, operating income was 10.5% for the six months ended June 30, 2002 compared to 11.2% in the same period of 2001.  Excluding acquisition related costs, operating income would have been $3.7 million or 12.3% of net sales for the six-month period ended June 30, 2002.

Interest expense.  Interest expense totaled $299,000 for the six months ended June 30, 2002, compared to $878,000 for the comparable period in 2001.  The reduction in our outstanding debt combined with reduced interest rates led to the lower interest expense.  The weighted average interest rate on our outstanding debt for the six months ended June 30, 2002 was 3.8% as compared to 7.3% in the same period of 2001.

Income tax expense.  Income tax expense was $913,000 for the six months ended June 30, 2002, which results in an effective tax rate of 32.3%, compared to income tax expense of $919,000 and an effective tax rate of 36.5% for the same period of 2001.  The decrease in the effective tax rate for the six-month period ended June 30, 2002, relates to research and experimentation credits utilized for the six months ended June 30, 2002.

Liquidity and Capital Resources

We have historically financed our operations, debt service and capital requirements through cash flows generated from operations. As discussed below, we have restructured our bank debt to provide that our note payable and line of credit become payable in full on April 1, 2003.   As a result, our entire bank debt is now classified as a current liability so that our working capital at June 30, 2002 was $1.4 million.

We had cash and cash equivalents of $2.2 million at June 30, 2002, a decrease of $1.4 million from $3.6 million at December 31, 2001.  This decrease was primarily due to payments on our bank debt and purchases of capital equipment.  These expenditures were partially offset by positive net cash flows provided by our operating activities.

Cash generated from operating activities was $2.4 million for the six–month period ended June 30, 2002 compared to $5.6 million for the same period in 2001. Cash provided by operating activities for the six months ended June 30, 2002 was mainly due to net income of $1.9 million and non-cash charges of $1.4 million for depreciation and deferred income taxes.  These cash flows were partially offset by an increase in accounts receivable of $556,000 primarily related to the timing of sales and a decrease in accounts payable and accrued liabilities of $230,000 mainly due to the final payment of accrued acquisition related costs.   Net cash flows used in investing activities were $733,000 for the six months ended June 30, 2002, and $321,000 in the same period of 2001 solely for the purchase of equipment in each period. Net cash flows used in financing activities were $3.1 million during the six months ended June 30, 2002, and $3.3 million in the same period of 2001, primarily due to payments on our credit facility.

As of June 30, 2002, our borrowings consisted of $11.0 million owed under the credit agreement with LaSalle Bank and Harris Bank.  The amended credit facility includes a $14.0 million term loan, of which $11.0 million was outstanding at June 30, 2002, and a $5.0 million revolving credit facility, of which there was no outstanding balance at June 30, 2002.

In February 2002, we amended our credit facility to extend the maturity date from April 1, 2002 to April 1, 2003.  In addition, under the terms of the amended agreement, the interest rates charged on the balance outstanding under the credit facility were increased to the prime rate of interest plus a margin of .25% to .50% or LIBOR plus a margin of 1.75% to 2.00%, based upon the maintenance of certain financial coverage ratios.  Interest is payable within 30 to 90 days, as required by the agreement.  The agreement calls for principal repayments of $1.0 million per quarter, with the remaining balance due at maturity on April 1, 2003.  We plan to either  extend our existing credit facility for an additional period of time or refinance the balance remaining outstanding prior to the April 1, 2003 maturity date of our existing credit agreement.

The revolving credit facility requires, among other things, the maintenance of specified financial ratios including fixed charge coverage and total debt to EBITDA, as defined in the agreement, and restrictions on capital expenditures and the payment of dividends.

Provided that we are able to extend the term of our credit facility or otherwise refinance our debt prior to the maturity date on April 1, 2003, we believe that funds generated from operations and funds available to us under our revolving credit facility agreement will be sufficient to finance our current operations and planned capital expenditure requirements for at least the next 12 months.

Significant Accounting Policies

 Revenue Recognition.  We recognize revenue at the time of shipment. We provide for estimated warranty costs and estimated returns in the period revenue is recognized. Certain customers have arrangements which include stock balancing and return provisions. We provide an allowance for stock balancing based on estimated expected returns. Sales to these customers collectively represented 10.2%, 12.4% and 12.8%, respectively, of net sales for the years ended December 31, 2001, 2000 and 1999. Under the terms of the stock balancing agreements, the maximum amount of returns is approximately $208,000 at June 30, 2002, of which we have recorded an allowance of $94,000 for estimated returns.

 Inventories.  We state our inventories, which consist primarily of raw materials, at the lower of cost or market, with cost being determined by the first-in, first-out (FIFO) method.

 Deferred Income Taxes.  In 1998, we completed a recapitalization, which for federal and state income tax purposes, was a taxable business combination and is a qualified stock purchase. The buyer and seller elected jointly to treat the recapitalization as an asset acquisition under Section 338(h)(10) of the Internal Revenue Code. In connection with the recapitalization, we recorded a deferred tax asset with a corresponding credit to retained earnings of $35,936,000 at February 18, 1998, related to future tax deductions for the net excess of the tax bases of the assets and liabilities over the financial statement carrying amounts.

The realization of the deferred tax asset is dependent upon our ability to generate sufficient future taxable income which we believe is more likely than not. We anticipate future taxable income sufficient to realize the recorded deferred tax assets. Historically, we have generated operating income. Future taxable income is based on our forecasts of operating results, and there can be no assurance that such results will be achieved.

Recently Issued Accounting Standards

As of January 1, 2002, the Company adopted Financial Accounting Standards (SFAS) 142 “Goodwill and Other Intangible Assets” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” which supercedes SFAS No. 121, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of”. The adoption of these standards had no effect on the Company’s financial statements.

In May 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, “Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS 13, and Technical Corrections.”  This statement primarily rescinds and amends certain reporting requirements primarily relating to gains and losses from extinguishments of debt, and accounting for sales-leaseback transactions.  The provisions of the statement relating to gains and losses on extinguishment of debt is effective for fiscal years beginning May 15, 2002 and the remaining provisions of the statement are effective for transactions occurring after May 15, 2002.  The Company is reviewing this standard and does not expect this to have a significant impact on the Company’s financial statements.

In July 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.  The Company is reviewing the requirements of this standard and does not expect this to have a significant impact on the Company’s financial statements.

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

PART II:  OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

In April 2002, Sony Chemical Corporation, a subsidiary of Sony Corporation, introduced a printer ribbon product that competes with our most important supply item.  On April 24, 2002, we filed a complaint in the United States District Court for the District of Minnesota, alleging among other claims that Sony’s product infringes upon one or more of our patents. Our complaint sought injunctive relief and damages in an unspecified amount.  On May 10, 2002, Sony Chemical Corporation filed a motion for declaratory judgment in the United States District Court for the Western District of Pennsylvania, alleging that their product does not infringe and that our patent is invalid. On May 17, 2002, Sony dismissed this declaratory judgment action without prejudice. On June 27, 2002 we filed a motion for a preliminary injunction against Sony.

On August 10, 2002, we reached an amicable settlement of all pending litigation with Sony.  As part of the settlement, we agreed to establish a global technology and business alliance with Sony.  Sony will provide us with technical assistance, know-how, and expertise in such areas as manufacturing, smart card, and other electronic and chemical technologies.  In addition, Sony has agreed that they will sell ribbons for our printer/encoders only to us.  The specific terms of the settlement are required to be kept confidential.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on May 9, 2002.  The following individuals were elected at the Annual Meeting to serve as directors of Fargo for terms of three years expiring at our 2005 Annual Meeting of Stockholders or until their successors are elected and qualified.  Shares voted in favor of these directors and shares withheld were as follows:

Name	Shares Voted FOR	Shares Withheld
Michael C. Child	6,539,284	6,593
William H. Gibbs	6,052,759	493,118

In addition to the directors named above, the following directors’ terms continued after the Annual Meeting and will expire at the Annual Meeting of Stockholders in the year indicated below:

Name	Term Expires
Gary R. Holland	2003
Kent O. Lillemoe	2003
Elaine A. Pullen	2004
Everett V. Cox	2004

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

                (a)           Exhibits.

Item No.	Description	Method of Filing

10.1	Form of Direct Reports Agreement dated May 1, 2002 between Fargo Electronics, Inc. and Paul W.B. Stephenson	Filed electronically herewith.

                (b)           Reports on Form 8-K

                                On June 28, 2002, we filed a report on Form 8-K reporting under Item 5 the filing of the Underwriting Agreement, dated June 28, 2002, among Fargo Electronics, Inc., Raymond James & Associates, Inc., Robert W. Baird & Co. Incorporated, Needham & Company, Inc., and certain stockholders of Fargo in connection with our Registration Statement on Form S-3, as amended and supplemented (Registration File No. 333-88062).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARGO ELECTRONICS, INC.

August 14, 2002	/s/ GARY R. HOLLAND
Gary R. Holland
Chairman of the Board of Directors, President and Chief Executive Officer
(Principal Executive Officer)

/s/ PAUL W.B. STEPHENSON
Paul W.B. Stephenson Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

The written statements of our Chief Executive Officer and Chief Financial Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, accompanied the filing of this report by correspondence to the Securities and Exchange Commission and have been furnished under Item 9 of our Form 8-K filed on August 14, 2002.