Form 10-Q
period 2002-09-30
FARGO ELECTRONICS INC
filed 2002-11-15
CIK 1098834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

As of November 1, 2002, 12,340,672 shares of our Common Stock were outstanding.

PART 1:                                                FINANCIAL INFORMATION

ITEM 1                                                         CONDENSED FINANCIAL STATEMENTS

FARGO ELECTRONICS, INC.

CONDENSED BALANCE SHEETS

(In thousands, except per share data)

	September 30, 2002	December 31, 2001
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$3,980	$3,586
Accounts receivable, net	9,536	7,713
Inventories	5,216	5,244
Prepaid expenses	312	177
Deferred income taxes	3,045	3,045

Total current assets	22,089	19,765

Equipment and leasehold improvements, net	1,550	1,367

Deferred income taxes	22,866	24,994
Other	79	87

Total assets	$46,584	$46,213

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of notes payable, bank	$5,500	$4,000
Accounts payable and accrued liabilities	7,712	6,575

Total current liabilities	13,212	10,575

Notes payable, bank, less current portion	—	10,000

Commitments and Contingencies

Stockholders’ equity:
Common stock, $.01 par value; 50,000 shares authorized, 12,333 and 11,781 shares issued and outstanding at September 30, 2002, and December 31, 2001, respectively	123	118
Additional paid-in capital	148,470	145,229
Accumulated deficit	(114,698)	(119,040)
Deferred compensation	(23)	(44)
Stock subscription receivable	(500)	(625)

Total stockholders’ equity	33,372	25,638

Total liabilities and stockholders’ equity	$46,584	$46,213

The accompanying notes are an integral part of the unaudited condensed financial statements.

FARGO ELECTRONICS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Net sales	$17,817	$15,471	$47,580	$45,600

Cost of sales	10,195	8,911	28,122	27,822

Gross profit	7,622	6,560	19,458	17,778

Operating expenses:
Research and development	1,106	961	3,501	2,973
Selling, general and administrative	2,799	2,128	8,573	7,890
Terminated acquisition costs	—	893	552	956

Total operating expenses	3,905	3,982	12,626	11,819

Operating income	3,717	2,578	6,832	5,959

Other income (expense):
Interest expense	(107)	(309)	(406)	(1,186)
Other, net	31	23	44	37

Total other expense	(76)	(286)	(362)	(1,149)

Income before provision for income taxes	3,641	2,292	6,470	4,810

Provision for income taxes	1,215	837	2,128	1,756

Net income	$2,426	$1,455	$4,342	$3,054

Net income per common share:
Basic earnings per share	$0.20	$0.12	$0.36	$0.26
Diluted earnings per share	$0.19	$0.12	$0.36	$0.26

Weighted average common shares outstanding:
Basic	12,257	11,757	11,948	11,754
Diluted	12,511	11,998	12,209	11,926

The accompanying notes are an integral part of the unaudited condensed financial statements.

FARGO ELECTRONICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2002	2001

Cash flows from operating activities:
Net income	$4,342	$3,054
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	746	1,014
Loss from disposal of equipment	67	33
Deferred income taxes	2,128	1,756
Deferred compensation	21	21
Changes in operating items:
Accounts receivable	(1,823)	(1,236)
Inventories	28	2,041
Prepaid expenses	(135)	(12)
Accounts payable and accrued liabilities	1,137	1,502

Net cash provided by operating activities	6,511	8,173

Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(913)	(486)

Net cash used in investing activities	(913)	(486)

Cash flows from financing activities:
Proceeds from secondary public offering, net of $549 for offering costs	3,152	—
Payments on revolving credit facility	—	(3,900)
Payments on notes payable, bank	(8,500)	(2,500)
Payments of deferred financing costs	(75)	(1)
Proceeds from issuance of common stock	219	125

Net cash used in financing activities	(5,204)	(6,276)

Net increase in cash and cash equivalents	394	1,411

Cash and cash equivalents, beginning of period	3,586	1,223

Cash and cash equivalents, end of period	$3,980	$2,634

The accompanying notes are an integral part of the unaudited condensed financial statements.

FARGO ELECTRONICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The interim condensed financial statements presented herein as of September 30, 2002, and for the three and nine months ended September 30, 2002 and 2001, are unaudited; however, in our opinion, the interim condensed financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented.

The results of operations and cash flows for the three and nine months ended September 30, 2002, do not necessarily indicate the results to be expected for the full year.  The December 31, 2001, balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These unaudited interim condensed financial statements should be read in conjunction with our financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2001.

NOTE 2 – TENDER OFFER

On March 27, 2002, the Company and Zebra Technologies Corporation (Zebra) announced that the companies mutually agreed to terminate the acquisition agreement whereby Zebra would acquire all outstanding shares of the Company’s common stock for $7.25 per share in cash.  The transaction was under Hart-Scott-Rodino antitrust review by the Federal Trade Commission (FTC).  Based on discussion with representatives of the FTC, the companies believed it was unlikely that the FTC would have approved the proposed transaction.  Accordingly, the companies agreed to a mutual termination of their acquisition agreement.  Neither party paid a break-up fee.  For the nine months ended September 30, 2002 and 2001, the Company incurred $552,000 and $956,000, respectively, of acquisition-related costs for legal, professional and investment banking expenses.

The acquisition was announced on August 1, 2001.  A tender offer for all outstanding shares of the Company’s stock commenced on August 3, 2001, and was terminated on March 27, 2002.  None of the Company’s shares tendered in the tender offer were accepted for payment and paid for, and Zebra has returned all shares of the Company’s common stock tendered and not withdrawn in the tender offer.

NOTE 3 – INVENTORIES (IN THOUSANDS)

	September 30, 2002	December 31, 2001
	(unaudited)
Raw materials and purchased parts	$3,784	$3,992
Work in process	241	148
Finished goods	1,191	1,104

Total inventories	$5,216	$5,244

NOTE 4– SECONDARY PUBLIC OFFERING

In July 2002, the Company and certain selling stockholders completed a secondary public offering of 2,587,500 shares of common stock at a public offering price of $7.50 per share before underwriters discounts.  The Company’s two principal stockholders sold 2,062,500 previously issued and outstanding shares, and the Company sold 525,000 newly-issued shares. The aggregate offering price of the shares sold by the Company was $3,937,500.  The proceeds to the Company from the offering were approximately $3,152,500 after deducting the underwriting discounts and commissions of approximately $236,000 and other direct offering costs of approximately $549,000.

The Company used the net proceeds from the offering to pay down its outstanding debt.

NOTE 5 – EARNINGS PER SHARE

Basic earnings per share is calculated using the weighted average number of shares outstanding during the period.  Diluted earnings per share is computed on the basis of the weighted average basic shares outstanding plus the dilutive effect of outstanding stock options using the “treasury stock” method.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
BASIC EARNINGS PER SHARE:
Net income available to common stockholders	$2,426	$1,455	$4,342	$3,054
Weighted average common shares outstanding	12,257	11,757	11,948	11,754
Per share amount	$0.20	$0.12	$0.36	$0.26

DILUTED EARNINGS PER SHARE:
Net income available to common stockholders	$2,426	$1,455	$4,342	$3,054
Weighted average common shares outstanding	12,257	11,757	11,948	11,754
Add: Dilutive effect of stock options	254	241	261	172

Weighted average dilutive shares outstanding	12,511	11,998	12,209	11,926
Per share amount	$0.19	$0.12	$0.36	$0.26

Options to purchase 364,000 shares of common stock were outstanding but not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2002 because the exercise prices were greater than the average market price of the common shares for the periods.  Options to purchase 378,000 and 406,000 shares of common stock were outstanding but not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2001 because the exercise prices were greater than the average market price of the common shares for the periods, respectively.

NOTE 6 – FINANCING ARRANGEMENTS

In February 2002, the Company amended its credit facility to extend the maturity date to April 1, 2003.  Under the terms of the amended agreement, the Company may borrow at the prime rate of interest plus a margin of .25% to ..50% or LIBOR plus a margin of 1.75% to 2.00%, based upon the maintenance of certain financial coverage ratios.  Interest is payable within 30 to 90 days, as defined by the agreement.  The agreement calls for principal repayments of $1.0 million per quarter, with the remaining balance due at maturity on April 1, 2003.  The Company plans to extend our existing credit facility for an additional period of time prior to the April 1, 2003 maturity date of our existing credit agreement.

The amended credit facility includes a $14.0 million term loan, of which $5.5 million is outstanding at September 30, 2002, and a $5.0 million revolving credit facility, of which there was no outstanding balance at September 30, 2002.

The revolving credit facility requires, among other things, the maintenance of specified financial ratios including fixed charge coverage and total debt to EBITDA, as defined in the agreement, and restrictions on capital expenditures and the payment of dividends.

NOTE 7 – RECENTLY ISSUED ACCOUNTING PRONOUNCMENTS

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

We market and sell our products exclusively through a distribution channel of independent distributors and resellers in more than 80 countries worldwide.  End-users of our printing systems create personalized cards for a wide variety of applications including corporate security and access; drivers’ licenses, government and military identification, student identification and access; public transportation access; and recreation and gaming.

We have experienced and expect to continue to experience quarterly variations in net sales and gross profit as a result of a number of factors, including, among other things, the number and mix of products sold in the quarter; the timing of major projects; the timing and extent of promotional pricing; the availability and cost of components and materials; costs; benefits and timing of new product introductions; customer order size and shipment timing; and seasonable factors affecting timing of purchase orders.

Results of Operations

The following table sets forth, for the periods indicated, certain unaudited selected financial data expressed as a percentage of net sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	57.2	57.6	59.1	61.0

Gross profit	42.8	42.4	40.9	39.0

Operating expenses:
Research and development	6.2	6.2	7.4	6.5
Selling, general and administrative	15.7	13.7	18.0	17.3
Terminated acquisition costs	—	5.8	1.2	2.1
Total operating expenses	21.9	25.7	26.6	25.9

Operating income	20.9%	16.7%	14.3%	13.1%

Comparison of Three Months Ended September 30, 2002 and 2001

Net sales.  Net sales increased 15.2% to $17.8 million for the three-month period ended September 30, 2002, from $15.5 million in the same period of 2001.  Of the $17.8 million in sales in the third quarter of 2002, sales of equipment increased 35.4% to $6.9 million from $5.1 million in the third quarter of 2001, and sales of supplies increased 5.2% to $10.9 million from $10.4 million in the third quarter of 2001. The increase in sales of equipment is largely attributable to shipments of equipment for several large projects during the third quarter and successful new product launches.  The increase in sales of supplies was mainly the result of increased supplies volume sold for the three months ended September 30, 2002.

International sales decreased 1.9% to $5.8 million in the third quarter of 2002 from $5.9 million in the same period of 2001 and accounted for 32.4% of net sales for the three months ended September 30, 2002, compared to 38.1% of net sales in the same period of 2001.  The decrease in international sales was principally attributable to decreased sales in Mexico and Canada, partially offset by an increase in sales to Australia.  The decrease in international sales as a percentage of net sales for the three months ended September 30, 2002, is mainly due to an increase in our domestic business caused by the timing of sales, which resulted in a higher than usual proportion of U.S. business in the third quarter of 2002 compared to the same period of 2001.

Gross profit.  Gross profit as a percentage of net sales increased to 42.8% for the three months ended September 30, 2002, from 42.4% in the same period of 2001.   Gross profit for the three months ended September 30, 2002, was positively impacted by a reduction in material costs and increased printer volume.  This was partially offset by increased discounts on printers for the three months ended September 30, 2002.

Research and development.  Research and development expenses increased to $1.1 million for the three months ended September 30, 2002, from $1.0 million in the same period of 2001.  For the three month period ended September 30, 2002, research and development expenses are net of approximately $100,000 charged by the Company to a third party for certain engineering development work.  Research and development expenses as a percentage of net sales were 6.2% for the third quarter of 2002 and 2001.  The dollar increase in the third quarter of 2002 was primarily due to higher salary expense as a result of higher staffing levels.

Terminated acquisition costs.  There were no fees incurred during the three months ended September 30, 2002 in connection with our now-terminated acquisition by Zebra Technologies.  We incurred legal, professional, and investment banking expenses of $893,000 for the three-month period ended September 30, 2001.

Selling, general and administrative.  Selling, general and administrative expenses increased to $2.8 million for the three months ended September 30, 2002, from $2.1 million in the same period of 2001.  As a percentage of net sales, selling, general and administrative expenses were 15.7% in the third quarter of 2002, compared to 13.7% for the same period of 2001.  We experienced increased advertising, tradeshow, and salary expenses for the three months ended September 30, 2002.  The increase in salary expense for the three months ended September 30, 2002, was mainly due to higher staffing levels in our sales and customer support departments.

Operating income.  Operating income increased 44.2% to $3.7 million for the quarter ended September 30, 2002, from $2.6 million during the same period of 2001.  As a percentage of net sales, operating income was 20.9% in the third quarter of 2002 compared to 16.7% in the same period of 2001.  Excluding acquisition-related costs, operating income would have been $3.5 million or 22.4% of net sales for the three-month period ended September 30, 2001.

Interest expense.  Interest expense totaled $107,000 for the three months ended September 30, 2002, compared to $309,000 for the comparable period in 2001.  The reduction in our outstanding debt combined with reduced interest rates led to the lower interest expense.  The weighted average interest rate on our outstanding debt for the three months ended September 30, 2002 was 3.7% as compared to 6.3% in the same period of 2001.

Income tax expense.  Income tax expense was $1.2 million for the three months ended September 30, 2002, which results in an effective tax rate of 33.4%, compared to income tax expense of $837,000 and an effective tax rate of 36.5% for the same period of 2001.  The decrease in the effective tax rate for the three-month period ended September 30, 2002, relates to research and experimentation credits utilized in the third quarter of 2002.

Comparison of Nine Months Ended September 30, 2002 and 2001

Net sales.  Net sales increased 4.3% to $47.6 million for the nine-month period ended September 30, 2002, from $45.6 million in the same period of 2001.  Of the $47.6 million in sales for the nine months ended September 30, 2002, sales of equipment was $20.0 million, consistent with the comparable period of 2001, and sales of supplies increased 7.9% to $27.6 million from $25.6 million in the same period of 2001. For the nine months ended September 30, 2002, we experienced an increase in our base business equipment sales over the same period of 2001, however this increase in regular shipments was offset by a decrease in large project revenue, which is heavily dependent on the timing of orders and the shipping dates requested by our customers. Sales of equipment in 2001 included a large shipment in excess of 1,000 card personalization systems for the U.S. Department of Defense “Common Access” Identification Card Project.  The increase in sales of supplies was mainly the result of increased volume of ribbons sold for the nine months ended September 30, 2002.

International sales increased 3.5% to $17.2 million for the nine months ended September 30, 2002, from $16.6 million in the same period of 2001 and accounted for 36.1% of net sales for the nine months ended September 30, 2002, compared to 36.4% of net sales in the same period of 2001.  The dollar increase in international sales was principally attributable to increased sales of equipment and supplies in Europe and Australia for the nine months ended September 30, 2002, which is partially offset by a decrease in sales in Mexico and South America.

Gross profit.  Gross profit as a percentage of net sales increased to 40.9% for the nine months ended September 30, 2002, from 39.0% in the same period of 2001.  Gross profit for the nine months ended September 30, 2002, was positively impacted by reductions in material costs, increased printer volume, sales mix, and lower manufacturing costs associated with quality issues.  This was partially offset by increased discounts on printers for the nine months ended September 30, 2002.

Research and development.  Research and development expenses increased to $3.5 million for the nine months ended September 30, 2002, from $3.0 million in the same period of 2001. Research and development expenses as a percentage of net sales were 7.4% for the nine months ended September 30, 2002, compared to 6.5% for the same period of 2001.  The increase for the nine months ended September 30, 2002, was primarily due to higher salary expense as a result of higher staffing levels.

Selling, general and administrative.  Selling, general and administrative expenses increased to $8.6 million for the nine months ended September 30, 2002, from $7.9 million in the same period of 2001.  As a percentage of net sales, selling, general and administrative expenses were 18.0% for the nine months ended September 30, 2002, compared to 17.3% for the same period of 2001.  Increased advertising, tradeshow and salary expenses were offset by lower legal and professional fees for the nine months ended September 30, 2002.  We experienced higher professional fees in the nine months ended September 30, 2001 due to fees paid to outside consultants to improve our manufacturing processes.  The increase in salary expense for the nine months ended September 30, 2002, was mainly due to higher staffing levels in sales and customer support departments.

Terminated acquisition costs.  In connection with our now-terminated acquisition by Zebra Technologies, we incurred legal, professional, and investment banking expenses of $552,000 for the nine-month period ended September 30, 2002, and $956,000 for the same period of 2001.

Operating income.  Operating income increased 14.7% to $6.8 million for the nine-month period ended September 30, 2002, from $6.0 million during the same period of 2001.  As a percentage of net sales, operating income was 14.3% for the nine months ended September 30, 2002 compared to 13.1% in the same period of 2001.  Excluding acquisition related costs, operating income would have been $7.4 million or 15.5% of net sales for the nine-month period ended September 30, 2002, and $6.9 million or 15.2% of net sales for the same period of 2001.

Interest expense.  Interest expense totaled $406,000 for the nine months ended September 30, 2002, compared to $1.2 million for the comparable period in 2001.  The reduction in our outstanding debt combined with reduced interest rates led to the lower interest expense.  The weighted average interest rate on our outstanding debt for the nine months ended September 30, 2002 was 3.8% as compared to 7.0% in the same period of 2001.

Income tax expense.  Income tax expense was $2.1 million for the nine months ended September 30, 2002, which results in an effective tax rate of 32.9%, compared to income tax expense of $1.8 million and an effective tax rate of 36.5% for the same period of 2001.  The decrease in the effective tax rate for the nine-month period ended September 30, 2002, relates to research and experimentation credits utilized for the nine months ended September 30, 2002.

Liquidity and Capital Resources

We have historically financed our operations, debt service and capital requirements through cash flows generated from operations. As discussed below, we have restructured our bank debt to provide that our note payable and line of credit become payable in full on April 1, 2003.   As a result, our entire bank debt is now classified as a current liability so that our working capital at September 30, 2002 was $8.9 million.

We had cash and cash equivalents of $4.0 million at September 30, 2002, an increase of $400,000 from $3.6 million at December 31, 2001.  This increase was primarily due to positive net cash flows provided by our operating activities and proceeds from the completion of our secondary public stock offering.  These positive cash flows were partially offset by payments on our bank debt and purchases of capital equipment.

Cash provided by operating activities was $6.5 million for the nine-month period ended September 30, 2002 compared to $8.2 million for the same period in 2001. Cash provided by operating activities for the nine months ended September 30, 2002 was mainly due to net income of $4.3 million, non-cash charges of $2.9 million for depreciation and deferred income taxes and an increase in accounts payable and accrued liabilities of $1.1 million due mainly to the timing of purchases.  These cash flows were partially offset by an increase in accounts receivable of $1.8 million primarily related to the timing of sales.  Net cash flows used in investing activities were $913,000 for the nine months ended September 30, 2002, and $486,000 in the same period of 2001 solely for the purchase of equipment in each period. Net cash flows used in financing activities were $5.2 million during the nine months ended September 30, 2002, primarily due to $8.5 million in payments on our notes payable to our bank, partially offset by $3.2 million in net proceeds received from our secondary public offering.  Net cash flows used in financing activities were $6.3 million in the same period of 2001, primarily due to payments on our credit facility.

As of September 30, 2002, our borrowings consisted of $5.5 million owed under the credit agreement with LaSalle Bank and Harris Bank.  The amended credit facility includes a $14.0 million term loan, of which $5.5 million was outstanding at September 30, 2002, and a $5.0 million revolving credit facility, of which there was no outstanding balance at September 30, 2002.

In February 2002, we amended our credit facility to extend the maturity date from April 1, 2002 to April 1, 2003.  In addition, under the terms of the amended agreement, the interest rates charged on the balance outstanding under the credit facility were increased to the prime rate of interest plus a margin of ..25% to .50% or LIBOR plus a margin of 1.75% to 2.00%, based upon the maintenance of certain financial coverage ratios.  Interest is payable within 30 to 90 days, as required by the agreement.  The agreement calls for principal repayments of $1.0 million per quarter, with the remaining balance due at maturity on April 1, 2003.  We plan to extend our existing credit facility for an additional period of time prior to the April 1, 2003 maturity date of our existing credit agreement.

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

Significant Accounting Policies

Revenue Recognition.  We recognize revenue when title passes, which generally is at the time of shipment. We provide for estimated warranty costs and estimated returns in the period revenue is recognized. Two of our customers have arrangements, which include stock balancing and return provisions. We provide an allowance for stock balancing based on estimated expected returns. Sales to these customers collectively represented 10.2%, 12.4% and 12.8%, respectively, of net sales for the years ended December 31, 2001, 2000 and 1999. Under the terms of the stock balancing agreements, the Company estimates that the maximum amount of returns is approximately $279,000 at September 30, 2002, of which we have recorded an allowance of $161,000 for estimated returns.

Inventories.  We state our inventories, which consist primarily of raw materials, at the lower of cost or market, with cost being determined by the first-in, first-out (FIFO) method.

Deferred Income Taxes.  In 1998, we completed a recapitalization, which for federal and state income tax purposes, was a taxable business combination and was a qualified stock purchase. The buyer and seller elected jointly to treat the recapitalization as an asset acquisition under Section 338(h)(10) of the Internal Revenue Code. In connection with the recapitalization, we recorded a deferred tax asset with a corresponding credit to retained earnings of $35,936,000 at February 18, 1998, related to future tax deductions for the net excess of the tax bases of the assets and liabilities over the financial statement carrying amounts.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Chief Executive Officer and the Chief Financial Officer have reviewed the effectiveness of our disclosure controls and procedures within the last ninety days and have concluded that the disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our Chief Executive Officer and Chief Financial Officer.

PART II:  OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

In April 2002, Sony Chemical Corporation, a subsidiary of Sony Corporation, introduced a printer ribbon product that competes with our most important supply item.  On April 24, 2002, we filed a complaint in the United States District Court for the District of Minnesota, alleging among other claims that Sony’s product infringes upon one or more of our patents. Our complaint sought injunctive relief and damages in an unspecified amount.  On May 10, 2002, Sony Chemical Corporation filed a motion for declaratory judgment in the United States District Court for the Western District of Pennsylvania, alleging that their product does not infringe and that our patent is invalid. On May 17, 2002, Sony dismissed this declaratory judgment action without prejudice. On June 27, 2002, we filed a motion for a preliminary injunction against Sony.

On August 10, 2002 we reached an amicable settlement of all pending litigation with Sony.  As part of the settlement, we agreed to establish a global technology and business alliance with Sony.  Sony will provide us with technical assistance, know-how, and expertise in such areas as manufacturing, smart card, and other electronic and chemical technologies.  In addition, Sony will provide us with exclusive rights for the worldwide sale of Sony’s dye-sublimation printer ribbons for our products for a multi-year period, subject to certain conditions including volume requirements.  The specific terms of the settlement are required to be kept confidential.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits.

Item No.	Description	Method of Filing

10.1	Conditional Release from Pledge Agreement, dated August 27, 2002, between Fargo and William H. Gibbs.	Filed electronically herewith.

10.2	Conditional Release from Pledge Agreement, dated October 28, 2002, between Fargo and Gary R. Holland.	Filed electronically herewith.

(b)           Reports on Form 8-K

On August 14, 2002, we filed a report on Form 8-K furnishing under Item 9 the written statements required by 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to accompany the filing of our Form 10-Q for the period ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARGO ELECTRONICS, INC.

November 14, 2002	/s/ GARY R. HOLLAND
Gary R. Holland
Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

/s/ PAUL W.B. STEPHENSON
Paul W.B. Stephenson
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

CERTIFICATIONS

I, Gary R. Holland, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Fargo Electronics, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Fargo Electronics, Inc. as of, and for, the periods presented in this quarterly report;

4. Fargo Electronics, Inc.’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Fargo Electronics, Inc. and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to Fargo Electronics, Inc. is made known to us by others within the Company, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of Fargo Electronics, Inc.’s  disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. Fargo Electronics, Inc.’s other certifying officer and I have disclosed, based on our most recent evaluation, to Fargo Electronics, Inc.’s auditors and the audit committee of Fargo Electronics Inc.’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect Fargo Electronics, Inc.’s  ability to record, process, summarize and report financial data and have identified for Fargo Electronics, Inc.’s  auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in Fargo Electronics, Inc.’s  internal controls; and

6. Fargo Electronics, Inc.’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002

/s/ GARY R. HOLLAND
Gary R. Holland
Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

CERTIFICATIONS

I, Paul W.B. Stephenson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Fargo Electronics, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Fargo Electronics, Inc. as of, and for, the periods presented in this quarterly report;

4. Fargo Electronics, Inc.’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Fargo Electronics, Inc. and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to Fargo Electronics, Inc. is made known to us by others within the Company, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of Fargo Electronics, Inc.’s  disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. Fargo Electronics, Inc.’s other certifying officer and I have disclosed, based on our most recent evaluation, to Fargo Electronics, Inc.’s auditors and the audit committee of Fargo Electronics Inc.’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect Fargo Electronics, Inc.’s  ability to record, process, summarize and report financial data and have identified for Fargo Electronics, Inc.’s  auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in Fargo Electronics, Inc.’s  internal controls; and

6. Fargo Electronics, Inc.’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002

/s/ PAUL W.B. STEPHENSON
Paul W.B. Stephenson
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

The written statements of our Chief Executive Officer and Chief Financial Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, accompanied the filing of this report by correspondence to the Securities and Exchange Commission.