Form 10-K
period 2002-12-31
FARGO ELECTRONICS INC
filed 2003-03-21
CIK 1098834

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

Common Stock, $.01 par value

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

        As of March 10, 2003, 12,370,877 shares of the Registrant's common stock were outstanding. The aggregate market value of the Registrant's outstanding common stock as of June 28, 2002, the last business day of Registrant's most recently completed second fiscal quarter (based upon the last sale price of a share of common stock on that date as reported by the Nasdaq National Market), excluding outstanding shares beneficially owned by directors and executive officers, was $53,805,539.

DOCUMENTS INCORPORATED BY REFERENCE

        Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the registrant's Proxy Statement for its 2003 Annual Meeting to be held on May 1, 2003.

PART I

Item 1.    BUSINESS

  (a)    General Development of the Business

        We are a leading developer, manufacturer and supplier of printing systems and consumable supplies that personalize plastic identification cards by printing images and text onto the card. Our printing systems are capable of encoding data onto cards that incorporate bar code, magnetic stripe, smart card or proximity card technology. The consumable supplies used with our systems include dye sublimation ribbons, overlaminates, thermal resin ribbons, printheads, ink jet cartridges, ink jet card cartridges and blank cards. The sale of these supplies provides us with a significant recurring revenue stream.

        We market and sell our products exclusively through a distribution channel of independent distributors and resellers in more than 80 countries worldwide. We estimate that as of December 31, 2002, we have manufactured and sold more than 70,000 of our printing systems.

        End-users of our printing systems create personalized cards for a wide variety of applications including:

  •
  corporate security and access;

  •
  driver's licenses, government and military identification;

  •
  student identification and access;

  •
  public transportation access; and

  •
  recreation and gaming.

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

        On March 27, 2002, Fargo and Zebra agreed to terminate the acquisition agreement. Based on discussions with representatives of the Federal Trade Commission, Fargo and Zebra concluded that the FTC would not approve the acquisition of Fargo by Zebra. The agreement between Fargo and Zebra terminating the acquisition agreement provided for the immediate termination of the tender offer and included a mutual release. Shares tendered in the tender offer were not accepted by Zebra for payment and were returned to the stockholders. For more information on the tender offer, see Note 3 to our financial statements beginning on page F-12.

        In July 2002, the Company completed a secondary public offering of 525,000 newly-issued shares of common stock, resulting in net proceeds of $3,137,000, which were used to pay down our outstanding debt. For more information about the offering, see Note 2 to our financial statements beginning on page F-11.

        Fargo was originally incorporated in North Dakota in 1979 and reincorporated as a Minnesota corporation in 1985. We reincorporated as a Delaware corporation shortly before our initial public offering of common stock in February 2000. Our principal executive offices are located at 6533 Flying Cloud Drive, Eden Prairie, Minnesota 55344, and our telephone number is (952) 941-9470. Our web site address is www.fargo.com. Copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports, are available free of charge on our website as soon as reasonably practicable after such material is filed with, or furnished to, the Securities and Exchange Commission.

  (b)    Financial Information About Segments

        Our business is organized, managed and internally reported as a single segment. Geographical sales information is contained in Note 11 to our financial statements on page F-19 of this report, and is incorporated in this item by reference.

  (c)    Narrative Description of the Business

Our Industry

Background

        Traditionally, the primary method of producing identification cards has been to overlay instant photographs and type-set text or logos on a plastic card and then apply a plastic laminate over the card. This method is commonly known as "cut and paste." The development of digital imaging and direct-to-card thermal dye sublimation processes in the late 1980s led to the availability of systems that could create more durable identification and access cards and offer superior graphic and design capabilities that are more difficult to alter or forge. The development in the late 1990s of systems incorporating high definition printing, such as our High Definition Printing (HDP) process, enables high quality images to be printed on cards with even or uneven surfaces and of varying size and thickness, such as smart cards and proximity cards. These technological advances have led to processes and systems that are more simple to use and more cost effective than other means of card personalization, thereby broadening the number of applications in which these systems and cards can be used.

Industry Trends

        We believe certain social, technological and commercial factors are increasing the demand for personalized identification and access cards. Concern for personal safety and property protection has heightened in the wake of the terrorist attacks of September 11, 2001, as well as well-publicized security breaches and violent crimes at government facilities, businesses, hospitals and schools. Personalized identification cards are increasingly being used as a means of both visual and electronic identification and access control. In addition, new applications for personalized cards are being driven by technologies such as magnetic stripes, proximity sensors, biometric technologies and small computer chips called "smart chips" that store and process information on cards.

        We believe that these phenomena—the need for security and the development of new technologies—will foster a growing market for digital card printing systems. More specifically, we expect the market for card printing systems to continue to grow worldwide due to the following trends:

  •
  new and broader markets for personalized identification and access cards as concern for personal safety and property protection spreads to markets that have traditionally been considered to be at lower risk;

  •
  increasing integration of new biometric technologies, such as fingerprint reading, with personalized card systems for added security;

  •
  government initiatives to establish national identification card systems; and

  •
  continuing migration among users from analog, film-based systems to digital systems.

Industry Technology

  Central Issue Versus Instant Issue

        The digital card personalization market is characterized by two general types of systems: "central issue" and "instant issue" systems. Central issue systems typically involve batch processing, printing and the embossing (raising of certain areas of the card to form letters or numbers) of plastic cards, often at a different location from where the relevant data is collected. Cards are usually sent or issued to individuals days or weeks after the initial processing begins. Central issue processing is typically used in large scale programs such as processing of credit cards and, in many cases, issuing of driver's licenses. Central issue systems are generally much larger and substantially more expensive than instant issue systems.

        Instant issue systems, which are typically desktop systems, are used to print personalized cards on demand for issue to the cardholder within moments after processing. Instant issue systems reduce the time, costs and likelihood of theft or loss associated with distribution of cards from centralized systems. Instant issue systems are typically used in small and medium scale applications such as corporate access control, government and national identification programs and student identification, but have recently entered the market for larger scale applications that was historically served primarily by central issue systems.

  Digital Card Personalization Technologies

        Currently, there are two principal digital card printing technologies used by instant issue systems to print personalized cards: direct-to-card printing and high definition printing. We believe that inkjet printing will become another important card printing technology. With the shipment of our CardJet 410 and Persona C7 inkjet printers in March of 2003, we believe we are the only company in the identification card market that has developed products that incorporate each of these technologies.

        Direct-to-card printing is the most common technology used by digital card printers to print images directly onto the surface of a plastic card. The process involves heating a special print ribbon beneath a thermal printhead and applying pressure so that the ribbon is in contact with the card and the printhead rests on the top of the ribbon, resulting in the transfer of color from the ribbon to a blank card. Most card printers in the market today use this direct-to-card technology.

        High definition printing (also known as reverse image printing) is a process in which the printer first prints images onto a special film, which is then laminated onto the surface of a blank card through heat and pressure. By printing on the film rather than directly on the surface of a card, the ceramic printheads in high definition printing systems are less susceptible to damage that can result from contact with debris or imperfections on the hard surface of a card. High definition printing also eliminates many of the printing irregularities that can occur in direct-to-card printing when the printhead fails to maintain contact with a dirty or uneven card surface. Proximity cards and smart cards, which tend to have uneven surfaces due to embedded wires and smart chips, have more successful printing results using high definition printing. High definition printing generally produces higher quality images than direct-to-card printing, and affords users the ability to print on many card sizes, types or chemical compositions, including biodegradable cards. We believe that we are one of only two companies that manufacture products using this technology.

        Inkjet printing systems, because they are simple to use, quiet and very reliable, have become the standard printing technology for desktop computing worldwide. We believe this non-impact printing technology has not previously been used in the card market, because the inks are water-based and do not readily adhere to plastic cards.

        Using a patented coating on its Teslin® material, PPG Industries, in cooperation with us, has developed a card that is receptive to inkjet printing. HP, the worldwide leader in inkjet printing, has assisted us in integrating their inkjet technology into our systems, and by combining these technologies with PPG's cards, we are now offering what we believe is the first ink jet card printing system designed specifically for the card market.

  Data Encoding

        In addition to printed photographs, text and bar codes, card printing systems can encode personalized data on magnetic stripes, smart cards and proximity cards.

        Magnetic stripe technology is the oldest and most widely used technology for encoding identification and storing data on cards. Digitized data is stored on a magnetic stripe by altering the polarity of microscopic particles embedded in a resin. When the cards are swiped through a reader, the polarity changes are detected, which allows the data to be interpreted.

        Smart cards commonly refer to any plastic card with an embedded integrated circuit microchip or an on-board microprocessor. Smart card data is accessed by direct electrical contact with a smart card reader that makes physical contact with a gold plate on the card face and then reads and transmits data electronically. Contactless smart cards have an electronic microchip and embedded antenna that allow the card to communicate with an antenna/coupler unit without physical contact.

        Proximity cards have embedded electronic circuits that store data and can be read by a proximity reading device without the need for the card to make physical contact with the reader. Users can leave their proximity cards inside their wallet or purse while the reader processes the code, making the convenience of proximity cards increasingly popular for access control applications.

Our Products

  Printing Systems

        We currently manufacture four different product lines, packaged into two selling lines, with a variety of options in each product line. We sell our products to distributors and resellers who offer our products to end-users typically as part of an integrated system that may also include a digital camera, a computer with card design software and other equipment manufactured by other companies. All of our systems are designed to be interoperable with the hardware, software and other equipment most often used by our resellers.

        Our Professional Series incorporates all four of our product lines and offers premium features and advanced technologies. Professional Series systems are sold only through a limited number of exclusive distributors and through resellers that have agreed to meet volume and other requirements. Our Persona Series, targeted to the entry-level end-user, is distributed without such limitations.

        The following chart sets forth our product lines, suggested retail price ranges and the markets we believe they address or will address.

	Professional Series				Persona Series
Models:	High Definition HDP Printers and HDP lamination	Lamination Pro-LX DTC 500-LC	Direct-to-Card DTC 500 Series	Inkjet CardJet 410	Direct-to-Card C25, C16, C11	Inkjet CardJet C7
Suggested Retail Price:	$10,000-$17,000	$7,000-$11,300	$3,200-$9,300	$1,600-$2,100	$1,900-$4,000	$1,300-$1,800
Horizontal Markets
High Security	X	X
Smart Cards	X	X	X
Access Control	X	X	X		X
Cut and Paste ID				X	X	X
Vertical Markets
Corporate ID	X	X	X	X	X	X
National ID	X	X
Driver's Licenses	X	X
Government/Military	X	X	X
Transportation	X	X
Healthcare	X		X	X
Universities		X	X		X
Corrections		X	X
Sports & Leisure		X	X		X
K-12 Schools		X	X	X	X	X
Health Clubs			X	X	X	X
Retail & Loyalty			X	X	X	X
Casinos			X	X	X
Manufacturing Plants				X		X
Libraries				X		X

        Our HDP printing systems use high definition printing technology to provide excellent print quality and laminate cards of varying sizes and thickness with either even or uneven surfaces. These systems are typically used for high volume and security applications, especially those integrating smart cards or proximity cards. With the introduction of the first integrated lamination module on the HDP printers, the HDP 820-LC, increased durability and security features are now available.

        Our Pro-LX and DTC 500-LC printing systems use direct-to-card printing technology and include an integrated lamination station. The overlaminates provide greater durability for the card, and can have unique security features. These systems are typically used for high volume applications that require the highest level of card durability or special security features such as drivers licenses and other government identification applications.

        Our DTC500 series printer systems use direct-to-card technology and are comprised of four different models, offering a combination of printing choices. Based on a single chassis, we provide a variety of printing options from single sided printing to dual sided printing with our unique dual hoppers. These systems are typically used in moderate volume applications such as corporate identification, education and gaming.

        Our new CardJet 410 and Persona CardJet C7 printer systems, which began shipping in March of 2003, use inkjet technology. We believe this system will address the needs of low volume users and end-users who currently use analog "cut and paste" products. We also believe that these products will open new markets to us that we have not been selling to previously, such as the office supplies equipment channel.

        Our C25, C16 and C11 printer systems use direct-to-card technology. These products are widely distributed, offer single sided and dual sided printing and have fewer features than our DTC500 series printer systems.

Supplies

        A significant portion of our business is supplying our independent distributors and resellers with consumable supplies, such as ribbons, overlaminates and blank cards. Sales of these consumable supplies accounted for approximately 57%, 56% and 57% of our net sales of card personalization products in 2002, 2001 and 2000, respectively. Our consumable supplies business provides us with recurring revenue because most of our supplies contain proprietary elements that are unique to our systems. We engineer these supplies in cooperation with the manufacturers of these materials. These supplies are designed and manufactured to produce cards with high-quality images and minimize operator errors. We also sell replacement parts and extended warranties for our systems.

        Our supplies include:

  •
  Ribbons.    Printer ribbons have dyes placed in panels that create the images on the cards or have a single color on the ribbon. Each ribbon prints a fixed number of cards so that an end-user or distributor can calculate the number of ribbons needed to print a certain number of cards.

  •
  Overlaminates.    Overlaminates are a second layer applied after the printing process to increase the durability of the cards. These overlaminates are offered in clear material, standard holographic material, and in custom holographic applications so that the end-user may customize the holograph in the overlaminate in order to enhance the security features.

  •
  Blank cards.    We sell the blank cards on which images and text are printed to create identification cards. Our UltraCard brand of cards is optically scanned to ensure that these cards are as clean and defect-free as possible. Blank cards are essentially a commodity item that may be purchased through a variety of sources.

  •
  Inkjet cartridges.    We sell the inkjet cartridges that are used in our CardJet brand of inkjet printer, which we began shipping in March 2003. These cartridges have a radio frequency identification system that relays information about the status of the cartridge to the end-user and will print an exact number of cards.

  •
  Inkjet card cartridges.    We also sell the card cartridges, which contain blank ink jet receptive cards for our CardJet printers. Each cartridge contains a contact smart chip to ensure that the cartridge is properly connected and provide information on the number of cards remaining in the cartridge.

Research and Product Development

        Our research and development strategy is to identify and incorporate new technologies, developed by us and others, into our systems so that our products provide end-users with the best card printing systems available. We have adopted a design and development approach that we believe will allow us to integrate new technologies into our product offering quickly and efficiently. We believe that emerging technologies, such as smart cards and biometrics, will provide us with new opportunities to differentiate our systems from those of our competitors. We strive to involve our independent resellers to help us determine the needs of end-users, assess our systems and better predict market acceptance of new products.

        We have assembled a highly trained staff of electrical, mechanical and chemical engineers, and we devote significant resources to developing new card printing solutions and supplies that contain proprietary elements that are unique to our systems, as well as maintaining high standards of quality and reliability. We are currently conducting research and development in the areas of printer design, including potential advances in our mechanical, electronic and laminating technologies, as well as supplies development and encoding development. As of December 31, 2002, we had 42 employees engaged in research and development.

        We invest significant engineering resources in product development. Our research and development costs were approximately 6.8%, 6.6% and 8.5% of net sales in 2002, 2001 and 2000 respectively.

Intellectual Property

        Portions of our manufacturing processes and the mechanical and electronic designs of our systems are proprietary, and we attempt to protect our systems and processes through a combination of patents on our products and processes; copyright, trademark and trade secret laws; employee and third-party nondisclosure agreements and similar means. The decision to seek additional patents is based on our analysis of various business considerations such as the cost of obtaining a patent, the likely scope of patent protection and the benefits of patent protection relative to relying on trade secrets and other protection. We also rely on technical know-how and continuing technological innovations to develop and maintain our competitive position.

        We currently hold 39 United States patents related to our card business. We have also filed applications for approximately 80 additional United States patents that are currently pending. Our existing patents expire during the period between January 2009 and September 2022. We consider our most important patents to be those covering our methods for driving our printheads, our lamination methods and our method of identifying dye sublimation and thermal transfer ribbons because these methods most directly impact the quality and durability of our systems, areas in which we believe we have a competitive advantage. The patents in these areas expire between 2013 and 2018.

        We also rely on our engineering know-how, materials expertise and trade secrets applicable to the manufacture of our systems. We believe that this knowledge provides us with a competitive advantage at least as important as patent protection. We seek to maintain the confidentiality of this information by requiring employees who have access to it to sign confidentiality and non-competition agreements and by limiting access by outside parties to such information.

        We file some patents in countries outside the United States, again depending on our analysis of various business considerations such as the cost of obtaining a patent, the likely scope of patent protection and the benefits of patent protection relative to relying on trade secrets and other protection. We recognize that some countries in which we do business do not offer the same level of protection for intellectual property as does the United States.

Manufacturing and Sources of Supply

        We outsource assembly of most of the component parts used in our printing systems, such as circuit boards, wire harnessing and cabling to outside manufacturers. These components are then shipped to our manufacturing facility in Eden Prairie, Minnesota for final assembly and testing. We also purchase component parts, printheads, inkjet cartridges, inkjet printer assemblies and ribbons from a number of vendors located in the United States and Japan. The terms of supply contracts are negotiated separately with each vendor. We have entered into an agreement with Sony Chemical Corporation, a subsidiary of Sony Corporation, pursuant to which Sony has agreed to provide us with technical assistance, know-how, and expertise in such areas as manufacturing, smart card, and other electronic and chemical technologies. In addition, Sony will provide us with exclusive rights for the worldwide sale of Sony's dye-sublimation printer ribbons for our products for a multi-year period, subject to certain conditions including volume requirements. We believe that our present vendors have sufficient capacity to meet our requirements and that alternate production sources for most components are generally available without undue interruption with the exception of Kyocera, our supplier of printheads.

Inventory

        Because most of our systems are built upon order, we do not maintain a significant inventory of completed systems. We maintain only limited inventories of component parts and consumable supplies, although we enter into purchase agreements with certain suppliers that require us to purchase minimum amounts. We endeavor to produce systems as they are ordered, which causes us to forecast production based on past sales and our estimates of future demand rather than stocking finished goods. While most components are available from multiple vendors, certain components used in our systems are only available from single or limited sources. In common with most of our competitors, we rely on Kyocera, based in Japan, to supply us with printheads for our dye sublimation printers.

Sales and Marketing

        Distribution channel.    We market and sell our products through a distribution channel of independent distributors and resellers in more than 80 countries worldwide.

        In conjunction with the introduction of our Professional Series systems in September of 2000, we implemented an exclusive distribution strategy for these premium systems in the United States. As with our international distributors, our domestic distributors and resellers that wish to sell our Professional Series product line must commit to a distribution arrangement which requires, among other things, that our products constitute 80% of our resellers' total dollar volume of sales of card printing systems and that our distributors sell exclusively Fargo products. Our Professional Series is offered in the United States through four exclusive distributors and approximately 170 resellers who have agreed to meet the 80% volume requirement.

        Our Persona Series, which is our line of lower priced value systems, is available to all our distributors and resellers. In the United States, our Persona Series distribution network currently includes approximately 265 direct resellers some of whom are our domestic Professional series resellers, as well as nine distributors (including our four Professional Series distributors) who distribute our products to their approximately 1,500 resellers nationwide.

        Our international distribution network includes 67 resellers and 48 distributors throughout Europe, Asia, Africa, Latin America and Australia. Although doing business in developing regions involves risks of political and economic instability, we are generally able to terminate our arrangements with our international distributors and resellers upon short notice in order to mitigate such risks. Additional information about our international sales is also included in Note 11 to our financial statements on page F-19.

        Our largest ten distributors and resellers accounted for a combined total of 43% of our sales in 2002, with no one accounting for more than 10% of such sales. We support our distribution network and end-users through our offices in Eden Prairie, Minnesota. As of December 31, 2002, we directly employed 47 individuals engaged in sales, marketing and technical support.

        Resellers sell a variety of identification and access control components from different manufacturers, and customize systems for end-user applications as part of their systems integration business. These sales channels provide specific equipment, software, configuration, installation, integration and support services required by end-users within various market segments. The relationships our resellers develop and maintain allow us to reach end-users worldwide in a broad variety of industries. We do not compete with our distributors or resellers by selling directly to end-users.

        Marketing activities.    Our marketing operations include customer relations, specification development and market research functions, marketing communications, and technical and training services. Our marketing group works closely with our research and development personnel to develop ideas for new products and product enhancements to better meet the needs of end-users. As part of our strategic planning, we are continually analyzing the market for our products and evaluating our strengths and weaknesses compared with our competition. Our distribution partners have been a valuable source of ideas and information and we communicate regularly with our distribution channel to solicit their input and gather feedback from end-users.

        We routinely conduct promotional efforts targeted at distributors and resellers, as well as directly to potential end-users such as corporations, schools, hospitals and others. Our web site provides visitors with information about the company and our systems, allows them to contact us via e-mail, and also allows special access to our authorized distributors and resellers to obtain detailed product specifications, pricing information and technical updates. We also actively participate in industry trade shows, both as an exhibitor at larger trade shows and with our distribution partners at smaller, regional trade shows. Additionally, we sometimes make joint sales calls with our distributors and resellers. All leads generated by our marketing activities are referred to an authorized distributor or reseller.

        We provide training and technical support to our distributors and resellers to assist them in marketing and servicing our systems. Our on-site training workshops, instructional videos and live telephone support assist our resellers in helping end-users make the purchasing decision that best suits their particular needs. In addition, we encourage our resellers to become Authorized Service Providers so that they can provide technical support directly to their customers. As a result, many of our resellers offer their customers maintenance and support contracts for their integrated card personalization solutions.

Competition

        Many companies are engaged in the design and manufacture of card printing systems. Competition in our market is intense and we expect it to increase. We compete today and expect to compete in the future with a number of companies, some of which have greater financial, technical and marketing resources than we do. Our ability to compete successfully depends on many factors, some of which are outside of our control. Factors affecting our ability to compete include:

  •
  our ability to introduce innovative new products and technologies;

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

  •
  general market and economic conditions.

        We believe that we compete favorably with respect to each of these factors. Although the prices of our Professional Series systems are generally higher than those of our competitors, we believe we have been able to maintain these prices because these systems provide features and technologies that end-users value. We believe that our Persona Series systems are priced competitively.

        We believe that the card printing industry includes between 30 and 35 companies that manufacture digital card printers. We further believe that we have the largest revenue of any desktop identification card printer manufacturing company when both systems and consumables (but not software) are included. We also compete with manufacturers of "cut-and-paste" analog lamination systems, such as Polaroid Corporation, and we believe our ability to compete in this market has been enhanced by our new line of inkjet card printers.

Employees

        As of February 15, 2003, we employed 211 persons, of whom 105 are engaged in manufacturing, 43 in research and development, 47 in sales, marketing and technical support and the balance in management and administrative positions. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages and consider relations with our employees to be good.

        All of our employees are required to sign a confidentiality and non-competition agreement prior to beginning employment with us.

  (d)    Financial Information About Geographic Areas

        See Note 11 on page F-19 of our financial statements for information about export sales.

Item 1A.    CAUTIONARY STATEMENT REGARDING FUTURE RESULTS, FORWARD-LOOKING INFORMATION AND CERTAIN IMPORTANT FACTORS

        We make written and oral statements from time to time regarding our business and prospects, such as projections of future performance, statements of management's plans and objectives, forecasts of market trends, and other matters that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements containing the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimates," "projects," "believes," "expects," "anticipates," "intends," "target," "goal," "plans," "objective," "should" or similar expressions identify forward-looking statements, which may appear in documents, reports, filings with the Securities and Exchange Commission, news releases, written or oral presentations made by officers or other representatives made by us to analysts, stockholders, investors, news organizations and others, and discussions with management and other representatives of us. For such statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

        Our future results, including results related to forward-looking statements, involve a number of risks and uncertainties. No assurance can be given that the results reflected in any forward-looking statements will be achieved. Any forward-looking statement made by or on behalf of us speaks only as of the date on which such statement is made. Our forward-looking statements are based upon assumptions that are sometimes based upon estimates, data, communications and other information from suppliers, government agencies and other sources that may be subject to revision. Except as required by law, we do not undertake any obligation to update or keep current either (i) any forward-looking statement to reflect events or circumstances arising after the date of such statement, or (ii) the important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or which are reflected from time to time in any forward-looking statement which may be made by or on behalf of us.

        In addition to other matters identified or described by us from time to time in filings with the SEC, there are several important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or results that are reflected from time to time in any forward-looking statement that may be made by or on behalf of us. Some of these important factors, but not necessarily all important factors, include the following:

If we cannot or do not adequately protect or enforce our domestic or international intellectual property rights, others may offer products similar to ours which could depress our prices and gross profit margins or result in loss of market share.

        We believe that protecting our proprietary technology is important to our success and competitive positioning. In addition to common law intellectual property rights, we currently rely on a combination of patents, trademarks, license agreements and contractual provisions to establish and protect our intellectual property rights. Our failure to protect or enforce our intellectual property rights could have a material adverse effect on our business, results of operations and financial condition. We cannot be certain that the steps we take to protect our intellectual property will adequately protect our proprietary rights, that others will not independently develop or otherwise acquire equivalent or superior technology or that we can maintain any of our technology as trade secrets. Intellectual property litigation, which could result in substantial costs to us and the diversion of significant time and effort by our executive management, may be necessary to enforce our patents and trademarks and to protect our trade secrets and proprietary technology. We cannot assure you that we will have the financial resources necessary to enforce or defend our intellectual property rights. We also cannot assure you that we would prevail in any such litigation or that, if we are unsuccessful, we would be able to obtain any necessary licenses on reasonable terms or at all. The laws of some of the countries in which our systems are or may be sold may not protect our systems and intellectual property to the same extent as the United States or at all.

Our markets are highly competitive and many of our competitors have substantial resources. Competition may result in price reductions, lower gross profits and loss of market share.

        We face significant competition in developing and selling our systems. Our principal competitors have substantial marketing, financial, development and personnel resources. To remain competitive, we believe that we must continue to provide:

  •
  technologically advanced systems that satisfy the demands of end-users;

  •
  a dependable and efficient distribution and reseller network;

  •
  superior customer service; and

  •
  high levels of quality and reliability.

        We cannot assure you that we will be able to compete successfully against our current or future competitors. Zebra, which sells competing products under the Eltron brand name, has been a significant competitor of ours in the past, and may be a more vigorous competitor in the future. Increased competition from manufacturers of systems or consumable supplies may result in price reductions, lower gross profit margins and loss of market share and could require increased spending by us on research and development, sales and marketing and customer support. Some of our competitors may make strategic acquisitions or establish cooperative relationships with suppliers or companies that produce complementary products such as cameras, computer equipment, software or biometric applications. If any technology that is competing with ours becomes more reliable, higher performing, less expensive or has other advantages over our technology, then the demand for our products could decrease.

We rely on sole and single-source suppliers, which could cause delays, increases in costs or prevent us from completing customer orders, all of which could materially harm our business.

        We rely on outside vendors to manufacture or develop products and consumable supplies that are used in our systems. We purchase critical components for our systems, including printheads, high definition printer ribbons and microprocessors from separate single-source suppliers. Our inability to obtain adequate deliveries or alternative sources of supply could cause delays, loss of sales, increases in costs and lower gross profit margins. Currently, our sole supplier of printheads for dye sublimation printers is Kyocera, based in Japan, our two suppliers of dye sublimation ribbons are Dai Nippon and Sony Chemical Corporation, both also based in Japan, and our supplier of most of the microprocessors that run our printers is Motorola. Dai Nippon is the sole producer of high definition printing ribbon and film and may choose not to sell to us. If any of these suppliers is unable to ship critical components, we, together with others in our industry, would be unable to manufacture and ship products to our customers. If the price of printheads, ribbons or microprocessors increases for any reason, or if these suppliers are unable or unwilling to deliver, we may have to find another source, which could result in interruptions, increased costs, delays, loss of sales and quality control problems. War, natural disaster, trade embargoes or economic hardship in Japan could also result in a disruption in shipments from our Japanese suppliers, which could require us and our competitors to develop new sources of these supplies or else cause us to be unable to complete and ship orders to our customers.

Our products incorporate technologies that we do not own and we could lose revenue if we are unable to obtain these technologies in the future.

        Our products incorporate technologies over which we have no control, including thermal printhead technology, dye sublimation technology, software, microprocessors and, in the case of our CardJet printers, inkjet technology and the chemistry of the cards. The owners of these technologies are free to sell or license these technologies to our competitors, agree to supply these technologies exclusively to a third party or enter the market for our systems as our competitor. If any of these events occurs, the owners of these technologies could choose not to continue to supply us with vital system components, which would result in the diversion of our research and development resources and could result in lost revenue, inability to ship products and harm to our reputation. Some of these technologies are incorporated into new systems and if these systems are not shipped, we will see a material adverse impact to our revenues in the foreseeable future.

The complex design of our systems could result in manufacturing delays and other problems that cause us to fail to meet the demand for our systems on a timely basis, increase the cost of our systems, or both.

        We have experienced manufacturing problems with some of our systems in the past. Similar problems in the future could lead to production delays that could cause our distribution network to choose to sell competing systems. In addition, manufacturing problems could result in higher material, labor and other costs, which could increase the total cost of our systems and could decrease our gross profit margins.

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

        We may not deliver systems that we have introduced on a timely basis, which could impact our anticipated revenue, and allow competitors to respond to our product introductions, introduce competing products or introduce superior products. These delays, which may occur on future product introductions, may allow competition to respond to our plans, which could impact our revenue, or result in the introduction of competing products that reduce the innovative value of our products or could be technologically superior to the product we introduced. Delays in production of newly introduced products allow our competitors time to respond to the introduction, which could reduce revenue from the new products.

We do not maintain significant inventories of component parts or finished goods and our failure to adequately forecast demand could result in shortages and damage our business.

        Because most of our systems are built upon order, we do not maintain a significant inventory of completed systems. We maintain only limited inventories of component parts and consumable supplies, although we enter into purchase agreements with certain suppliers that require us to purchase minimum amounts. We endeavor to produce systems as they are ordered, which causes us to forecast production based on past sales and our estimates of future demand. In the event that we significantly underestimate our needs or encounter an unexpectedly high level of demand for our systems or our suppliers are unable to deliver our orders of components in a timely manner, we may be unable to fill our product orders on time which could harm our reputation and result in reduced sales.

Our business success depends wholly on the continued demand for card printing systems and related supplies.

        Because we sell only card printing systems and related consumable supplies, our business depends on the continued demand for cards for identification, access control and other purposes. Demand for our products could decline if businesses and organizations use alternative technologies for these purposes that do not involve the use of a card. Any such changes in the business environment or competition from current and potential competitors could significantly erode the demand for our systems and cause our business to suffer. If demand on the part of governmental agencies and large customers are reduced, this could significantly impact our revenue.

Technology in our industry evolves rapidly, potentially causing our products to become obsolete, and we must continue to enhance existing systems and develop new systems or we will lose sales.

        Rapid technological advances, rapidly changing customer requirements and fluctuations in demand characterize the current market for our products. Our existing and development-stage products may become obsolete if our competitors introduce newer or more appealing technologies. If these technologies are patented or proprietary to our competitors, we may not be able to access these technologies. To be successful, we must constantly enhance our existing systems and develop and introduce new systems. If we fail to anticipate or respond to technological developments or customer requirements, or if we are significantly delayed in developing and introducing products, our business will suffer lost sales.

All of our sales are made through independent distributors and resellers, over whom we have limited control, and if they do not effectively market or sell our products, our sales will decline.

        All of our revenue comes from sales through our distributor and reseller network, and we do not sell our products directly to end-users. Although certain distributors and resellers have made some contractual commitments to us, they are independent businesses that we do not control. We cannot be certain that they will continue to market or sell our systems effectively. In particular, our agreements with distributors and resellers of our Persona Series line of systems are typically non-exclusive, so distributors and resellers could carry competing product lines, devote their efforts to other products in different markets, reduce or discontinue sales of our products or fail to devote the resources necessary to provide effective sales and marketing support of our products, which could have a material adverse effect on our financial condition and results of operations. In addition, we have moved to a more exclusive distribution strategy for our Professional Series line of systems, so we rely on fewer distributors and resellers to sell our premium products. The failure of any one or more of the distributors or resellers of our Professional Series systems to effectively market and sell these products could impede this distribution strategy and negatively affect our sales. If distributors and resellers carry excess inventories of our systems or supplies, our sales could be negatively affected. We are dependent upon the continued viability and financial stability of these distributors and resellers, many of which are small organizations with limited capital. We believe that our future growth and success will continue to depend in large part upon the success of our distributors in operating their own businesses.

We sell a significant portion of our products internationally and purchase important components from foreign suppliers, which exposes us to currency fluctuations and other risks.

        We sell a significant amount of our products to customers outside the United States, particularly in Europe and Asia. International sales accounted for 36%, 37%, and 38% of our net sales in 2002, 2001, and 2000, respectively. We expect that shipments to international customers, including customers in Europe and Asia, will continue to account for a significant portion of our net sales. Sales outside the United States involve the following risks, among others:

  •
  foreign governments may impose tariffs, quotas and taxes;

  •
  political and economic instability may reduce demand for our products;

  •
  restrictions on the export or import of technology may reduce or eliminate our ability to sell in certain markets;

  •
  potentially limited intellectual property protection in certain countries may limit our recourse against infringing products or cause us to refrain from selling in certain markets;

  •
  we may face difficulties in managing international operations;

  •
  we sell in dollars, not in the currencies of the countries that we export to;

  •
  we do not maintain any overseas warehouses to carry inventory;

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

        In addition, we purchase components from a number of foreign suppliers and outsource certain manufacturing tasks to foreign manufacturers. In February 2001, we entered into a new agreement with our supplier of dye sublimation ribbons to make our purchases in dollars rather than yen. Although this agreement will reduce the risks of increased purchasing costs if the value of the dollar declines relative to the yen, we will not be able to benefit from the full potential cost savings if the value of the dollar increases relative to the yen.

If our systems fail to comply with domestic and international government regulations, or if these regulations result in a barrier to our business, we could lose sales.

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

        On May 15, 2002, the European Union Competition Commission stated that it is reviewing the pricing of printer ink cartridges. Although this investigation is primarily focused on large inkjet printer manufacturers, if these companies are found to be in violation of European Union antitrust laws or other similar laws, it is possible that the same laws may apply to us, which may negatively impact our sales. In December of 2002, the European Parliament voted to force ink jet printer manufacturers to allow sales of ink jet cartridges filled by third parties. This act becomes effective in 2006 unless appealed by the ink jet printer manufacturers. If this law goes into effect, it could negatively affect our supplies revenue from our CardJet printers.

Our quarterly operating results have been volatile as a result of many factors and continued volatility may cause our stock price to fluctuate.

        We have experienced fluctuations in our quarterly operating results and we expect those fluctuations to continue due to a variety of factors. Some of the factors that influence our quarterly operating results include:

  •
  the number and mix of products sold in the quarter;

  •
  the timing of major projects;

  •
  the availability and cost of components and materials;

  •
  timing, costs and benefits of new product introductions;

  •
  customer order size and shipment timing;

  •
  seasonal factors affecting timing of purchase orders; and

  •
  promotions and the timing of the promotion.

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

        We cannot be certain that we have not infringed the proprietary rights of others. Any such infringement could cause third parties to bring claims against us, resulting in significant costs, possible damages and substantial uncertainty. We could also be forced to develop a non-infringing alternative, which could be costly and time-consuming.

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

Item 2.    PROPERTIES

        We currently lease approximately 90,240 square feet of space for our corporate headquarters and manufacturing facility in Eden Prairie, Minnesota. Our lease for this facility expires in 2006 and we have the option of extending this lease for an additional two or five-year period. We consider our present facilities to be sufficient for our current operations.

Item 3.    LEGAL PROCEEDINGS

        We are party to various litigation matters arising from time to time in the ordinary course of business. We do not believe that any legal matters exist that would have a material adverse effect on our business, financial conditions or results of operations.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matter was submitted for a vote of our security holders during the fourth quarter of the fiscal year covered by this report.

Item 4A.    EXECUTIVE OFFICERS OF FARGO

Name	Age	Position
Gary R. Holland	61	Chairman of the Board of Directors, President and Chief Executive Officer
Scott A. Ackerman	39	Quality and Management Systems
Mark S. Andersen	42	Sales
Kathleen L. Phillips	38	Marketing
Thomas C. Platner	43	Engineering and Manufacturing
Paul W.B. Stephenson	48	Chief Financial Officer
Jeffrey D. Upin	44	Business Development, General Counsel and Secretary

        Gary R. Holland has served as our President and Chief Executive Officer since February 1998. From May 1997 to February 1998, Mr. Holland was the general manager of Fargo. From 1992 to 1997, Mr. Holland owned and operated two business and strategy consulting firms, Decision Process International and Holland & Associates. From 1982 to 1992, Mr. Holland was the President of Datacard Corporation. From 1979 to 1982, he was the President and Chief Operating Officer of CPT Corporation. Mr. Holland also serves as a member of the boards of directors of Delphax Technologies and Datakey Corporation.

        Scott A. Ackerman has been our head of Quality and Management Systems since January 2001. He was previously Director of Manufacturing for Fargo, and also served as General Manager of Fargo

Electronics Jamaica Ltd., a Jamaican corporation located in Montego Bay, from 1995 through 1996. From 1993 to 1995, he was an Operations Manager at Piper Capital Management, and held various positions within the Audit Practice at the accounting firm KPMG from 1990 through 1993.

        Mark S. Andersen has been our head of Sales since June 2000. He previously was Fargo's Director of Sales since 1997 and joined Fargo in 1994 as a Regional Sales Manager. Prior to joining Fargo, he served in various computer products sales positions with a division of United Stationers, Inc.

        Kathleen L. Phillips has been our head of Marketing since June 2000. She joined Fargo in 1993, and has held various management positions at Fargo, including technical support, inside sales, customer service and most recently product marketing. Prior to joining Fargo, she held various positions in research and development, and technical support and services at Northgate Computer Systems from 1989 to 1992.

        Thomas C. Platner has been our head of Engineering and Manufacturing since November 2000. He joined Fargo as Director of Product Development in August 1999. Prior to joining Fargo, he worked as Engineering Manager and Director of Engineering at Rosemount Inc. (division of Emerson Electric) of Eden Prairie from 1995 to 1999. He held various engineering positions at McQuay International of Minneapolis, from 1985 to 1995, and for Carrier Corporation (division of United Technologies) as a Field Application Engineer from 1981 to 1985.

        Paul W.B. Stephenson rejoined Fargo as Chief Financial Officer in May 2002, having previously served in that position from May 2001 through January 2002. Mr. Stephenson first joined Fargo in February 2001 as an independent consultant, serving as acting Chief Financial Officer. From March 1999 to December 2000, Mr. Stephenson served as Vice President and Chief Financial Officer of the Minnesota Orchestral Association. From 1998 to 1999, he served as Vice President and Chief Financial Officer and from 1992 to 1997, as Vice President of Finance and Administration, of Check Technology Corporation.

        Jeffrey D. Upin has been our head of Business Development and General Counsel since August 2002. Mr. Upin has served as our General Counsel since April 1995 and held operational duties as Director of Supplies. Mr. Upin was appointed as Fargo's Vice President and Corporate Secretary in September of 2000. Prior to joining Fargo, Mr. Upin served as Vice President of St. Paul Clothiers, a regional retail operation.

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  (a)    Market Information.

        Our common stock is currently traded on the Nasdaq National Market under the symbol "FRGO." The following table sets forth, the high and low sales prices per share as reported by the Nasdaq National Market for each quarter in 2002 and 2001.

2002	High	Low	2001	High	Low
First Quarter	$7.52	$5.64	First Quarter	$5.25	$2.06
Second Quarter	12.47	7.25	Second Quarter	4.99	2.03
Third Quarter	9.48	6.25	Third Quarter	7.22	4.10
Fourth Quarter	13.20	8.00	Fourth Quarter	7.19	6.59

  (b)    Holders.

        As of March 10, 2003, we estimate that there were over 3,200 beneficial owners of shares of our common stock, which shares were held by 89 record holders.

  (c)    Dividends.

        We have not declared or paid any cash dividends on our common stock for the past three fiscal years. Our Board of Directors presently intends to retain all earnings to repay remaining indebtedness under our credit facility, to support our operations and to finance expansion. Under Delaware law, we are permitted to pay dividends only out of our surplus or net profits. In addition, our ability to declare and pay dividends is restricted by the terms of our credit facility.

  (d)    Recent Sales of Unregistered Securities.

        We did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, during the fiscal year ended December 31, 2002.

Item 6.    SELECTED FINANCIAL DATA.

        The data presented below as of and for the years ended December 31, 2002, 2001 and 2000 are derived from our audited financial statements included elsewhere in this report. The financial data as of and for the years ended December 31, 1999 and 1998 are derived from our audited financial statements that are not included in this report. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this report and our financial statements and related notes beginning on page F-1 and other financial information included elsewhere in this report.

Summary Statements of Operations Data
(in thousands, except per share data)

	Year Ended December 31,
	2002	2001	2000	1999	1998
Net sales	$66,035	$60,963	$57,845	$54,107	$47,647
Cost of sales	39,199	37,497	34,721	28,928	23,195

Gross profit	26,836	23,466	23,124	25,179	24,452

Operating expenses:
Research and development	4,529	4,053	4,934	4,011	1,586
Selling, general and administrative	11,387	10,341	10,027	8,525	8,307
Recapitalization costs(1)	—	—	—	—	8,386
Terminated acquisition costs(2)	552	1,434	—	—	—

Total operating expenses	16,468	15,828	14,961	12,536	18,279

Operating income	10,368	7,638	8,163	12,643	6,173
Other income (expense):
Interest expense	(554)	(1,379)	(2,830)	(5,956)	(5,298)
Interest income	187	79	81	102	109
Other, net	—	(33)	7	270	(273)

Total other expense	(367)	(1,333)	(2,742)	(5,584)	(5,462)

Income before provision for income taxes and extraordinary loss	10,001	6,305	5,421	7,059	711
Provision for income taxes	3,265	2,229	1,979	2,575	2,800

Net income (loss) before extraordinary loss	6,736	4,076	3,442	4,484	(2,089)
Extraordinary loss, net of applicable income taxes	—	—	(385)	—	—

Net income (loss)	6,736	4,076	3,057	4,484	(2,089)
Accrued dividends on Series B, 8% redeemable preferred stock	—	—	(350)	(2,620)	(2,113)
Accretion of convertible participating preferred stock	—	—	—	(67,000)	—

Net income (loss) available to common stockholders	$6,736	$4,076	$2,707	$(65,136)	$(4,202)

Net income (loss) per common share:
Basic earnings:
Income before extraordinary loss	$0.56	$0.35	$0.29	$(37.56)	$(0.98)
Extraordinary loss	—	—	(0.04)	—	—

Net income (loss)	$0.56	$0.35	$0.25	$(37.56)	$(0.98)

Diluted earnings:
Income (loss) before extraordinary loss	$0.55	$0.34	$0.27	$(37.56)	$(0.98)
Extraordinary loss	—	—	(0.03)	—	—

Net income (loss)	$0.55	$0.34	$0.24	$(37.56)	$(0.98)

Weighted average common shares outstanding:
Basic shares outstanding	12,048	11,760	10,637	1,734	4,307

Diluted shares outstanding	12,331	11,958	11,413	1,734	4,307

(1)
Reflects expenses consisting primarily of employee compensation, legal and professional fees incurred by us in connection with our leveraged recapitalization in February 1998.
(2)
Reflects expenses consisting primarily of legal, professional, and investment banking fees incurred by us in connection with the proposed acquisition of Fargo by Zebra Technologies Corporation, which was announced July 31, 2001, and terminated in March 2002.

Summary Balance Sheet Data
(in thousands)

	As of December 31,
	2002	2001	2000	1999	1998
Cash and cash equivalents	$2,511	$3,586	$1,223	$1,509	$1,103
Working capital	12,708	9,190	14,850	7,569	5,184
Total assets	44,009	46,213	48,815	49,094	46,628
Note payable, stockholder	—	—	—	10,000	10,000
Bank debt	—	14,000	22,900	50,100	53,500
Series B, 8% redeemable preferred stock	—	—	—	34,733	32,113
Convertible participating preferred stock	—	—	—	75,000	8,000
Stockholders' equity (deficiency)	$36,313	$25,638	$21,359	$(124,948)	$(59,825)

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        Certain statements contained in this report include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All forward-looking statements in this document are based on information currently available to us as of the date of this report, and except as required by law, we assume no obligation to update any forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors may include, among others, those factors listed in Item 1A and elsewhere in this report and our other filings with the Securities and Exchange Commission. The following discussion should be read in conjunction with our financial statements and related notes appearing elsewhere in this report.

Overview

        We are a leading developer, manufacturer and supplier of printing systems and consumable supplies that personalize plastic identification cards by printing images and text onto the card. Our printing systems are capable of encoding data onto cards that incorporate bar code, magnetic stripe, smart card or proximity card technology. We believe that our engineering expertise and our ability to offer a broad range of printing systems using multiple printing technologies have led to a reputation for innovation in our industry. The consumable supplies used with our systems include dye sublimation ribbons, overlaminates, thermal resin ribbons, printheads, ink jet cartridges, ink jet card cartridges and blank cards. The sale of these supplies provides us with a significant recurring revenue stream.

        Concern for personal safety and property protection has led to the need for electronic and visual identification and access control. We believe the demand for our products will increase as governments and corporations worldwide address their security needs. We believe the development and implementation of new technologies that add security features to plastic cards should foster a growing market for our systems.

        We market and sell our products exclusively through a distribution channel of independent distributors and resellers in more than 80 countries worldwide. We estimate that as of December 31, 2002, we have manufactured and sold more than 70,000 of our printing systems. End-users of our printing systems create personalized cards for a wide variety of applications including corporate security and access; drivers' licenses, government and military identification; student identification and access; public transportation access; and recreation and gaming.

        We have experienced and expect to continue to experience quarterly variations in net sales and gross profit as a result of a number of factors, including, among other things, the number and mix of products sold in the quarter; the timing of major projects; the timing and extent of promotional pricing; the availability and cost of components and materials; costs, benefits and timing of new product introductions; customer order size and shipment timing; and seasonable factors affecting timing of purchase orders.

Results of Operations

        The following table sets forth, for the periods indicated, certain selected financial data expressed as a percentage of net sales:

	Years Ended December 31,
	2002	2001	2000
Net sales	100.0%	100.0%	100.0%
Cost of sales	59.4	61.5	60.0

Gross profit	40.6	38.5	40.0

Operating expenses:
Research and development	6.8	6.6	8.5
Selling, general and administrative	17.2	17.0	17.3
Terminated acquisition costs	0.8	2.4	—

Total operating expenses	24.8	26.0	25.8

Operating income	15.8%	12.5%	14.2%

Comparison of Years Ended December 31, 2002 and 2001

        Net sales.    Net sales increased 8.3% to $66.0 million in 2002 from $61.0 million in 2001. Sales of equipment increased 5.8% to $28.5 million from $27.0 million in 2001, and sales of supplies increased 10.3% to $37.5 million from $34.0 million in 2001. In 2002, we experienced an increase in our base printer business and project equipment sales over the same period of 2001. The increase in shipments of equipment is also due to successful new product launches. The increase in sales of supplies was mainly the result of increased supplies volume sold in 2002 from an increase in project sales.

        International sales increased 7.9% to $24.1 million in 2002 from $22.3 million in 2001 and accounted for 36.4% of net sales in 2002 compared to 36.6% of net sales in 2001. The dollar increase in international sales was principally attributable to increased sales of equipment and supplies in Europe and Australia in 2002, which is partially offset by a decrease in sales in South America.

        Gross profit.    Gross profit increased 14.4% to $26.8 million for 2002 from $23.5 million in 2001. Gross profit as a percentage of net sales was 40.6% for 2002 compared to 38.5% in 2001. Gross profit for 2002 was positively impacted by reductions in material costs, increased printer volumes, sales mix, and lower manufacturing costs associated with quality issues.

        Research and development.    Research and development expenses increased 11.7% to $4.5 million in 2002 from $4.1 million in 2001. Research and development expenses as a percentage of net sales were 6.8% for 2002 compared to 6.6% for 2001. The increase is primarily due to higher salary expense as a result of higher staffing levels.

        Selling, general and administrative.    Selling, general and administrative expenses increased 10.1% to $11.4 million in 2002 from $10.3 million in 2001. As a percentage of net sales, selling, general and administrative expenses were 17.2% in 2002, compared to 17.0% in 2001. Increased advertising, tradeshow, business and health insurance and salary expenses were partially offset by lower professional fees. We experienced higher professional fees in 2001 due to fees paid to outside consultants to improve our manufacturing processes. The increase in salary expense is mainly due to higher staffing levels in our sales and marketing departments.

        Terminated acquisition costs.    In connection with our terminated acquisition by Zebra Technologies, we incurred legal, professional, and investment banking expenses of $552,000 in 2002, compared to $1.4 million in 2001.

        Operating income.    Operating income increased 35.7% to $10.4 million in 2002 from $7.6 million in 2001. As a percentage of net sales, operating income was 15.8% in 2002 as compared to 12.5% in 2001.

        Interest expense.    Interest expense totaled $554,000 in 2002 compared to $1.4 million in 2001. The reduction in our outstanding debt combined with reduced interest rates led to the lower interest expense. The weighted average interest rate on our outstanding debt for the year ended December 31, 2002 was 3.7% as compared to 6.5% in 2001.

        Income tax expense.    Income tax expense was $3.3 million in 2002, which results in an effective tax rate of 32.6%, compared to income tax expense of $2.2 million and an effective tax rate of 35.4% in 2001. The decrease in the effective tax rate for 2002 relates to research and experimentation credits we utilized during 2002.

Comparison of Years Ended December 31, 2001 and 2000

        Net sales.    Net sales increased 5.4% to $61.0 million in 2001 from $57.8 million in 2000. The mix of net sales continued to change with sales of plastic card personalization products increasing 5.9% to $60.6 million in 2001 from $57.2 million in 2000. Sales of products not related to plastic card personalization decreased to $358,000 in 2001 from $628,000 in 2000. Sales of equipment increased 9.4% to $27.0 million from $24.7 million in 2000, and sales of supplies increased 3.3% to $33.6 million from $32.5 million in 2000. The increase in sales of equipment is largely attributable to shipment of printers for the Department of Defense "Common Access" Identification Card Project. The increase in sales of supplies was the result of increased unit volume of ribbons.

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

        Terminated acquisition costs.    Our now terminated agreement to be acquired by Zebra Technologies Corporation was announced on July 31, 2001. We incurred legal, professional and investment banking expenses of $1.4 million for the year ended December 31, 2001. This agreement was terminated on March 27, 2002.

        Operating income.    Operating income decreased 6.4% to $7.6 million in 2001 from $8.2 million in 2000. As a percentage of net sales, operating income was 12.5% in 2001 as compared to 14.2% in 2000.

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

Liquidity and Capital Resources

        We have historically financed our operations, debt service and capital requirements through cash flows generated from operations. Working capital was $12.7 million, $9.2 million, and $14.9 million at December 31, 2002, 2001, and 2000, respectively. Our working capital declined in 2001 from 2000 because a significant portion of our long-term debt was current at December 31, 2001. During 2001, we repaid $8.9 million of bank debt and in 2002 we paid off another $14.0 million. At December 31, 2002, we had no bank debt outstanding.

        We believe that funds generated from operations and funds available to us under our revolving credit facility agreement will be sufficient to finance our current operations and planned capital expenditure requirements for at least the next 12 months.

        We had cash and cash equivalents of $2.5 million at December 31, 2002, a decrease of $1.1 million from $3.6 million at December 31, 2001. This decrease is primarily due to payments on our bank debt and purchases of capital equipment. These expenditures were partially offset by positive net cash flows provided by our operating activities.

        Cash generated from operating activities in 2002 totaled $10.3 million due to net income of $6.7 million and non-cash charges of $4.2 million primarily for deferred income taxes and depreciation and amortization. Increases in accounts payable and accrued liabilities of $1.1 million also contributed to an increase in cash provided by operating activities. The increase in accounts payable and accrued liabilities is mainly due to the timing of purchases and increased revenue activity in the fourth quarter of 2002. These cash flows were partially offset by an increase in accounts receivable of $1.5 million primarily related to the timing of sales. Cash used by investing activities was $1.2 million exclusively for the purchase of equipment and leasehold improvements. Cash used in financing activities was $10.2 million primarily due to payments on our credit facility, partially offset by $3.1 million in net proceeds received from our secondary public offering.

        Cash generated from operating activities in 2001 totaled $11.7 million due to net income of $4.1 million and non-cash charges of $3.9 million primarily for deferred income taxes and depreciation and amortization. Decreases in inventories of $2.7 million and an increase in accounts payable and accrued liabilities of $2.0 million also contributed to an increase in cash provided by operating activities. The decrease in inventories is primarily due to management initiatives in 2001 focused on inventory reduction and also due to increased product shipments. The increase in accounts payable and accrued liabilities is mainly due to the timing of purchases and increased revenue activity relative to the fourth quarter of 2000. These cash flows were partially offset by an increase in accounts receivable of $1.0 million primarily related to the timing of sales. Cash used by investing activities was $650,000 exclusively for the purchase of equipment and leasehold improvements. Cash used in financing activities was $8.7 million primarily due to payments on our credit facility.

        In December 2002, the Company further amended its credit facility, which under the terms of the amendment, was converted to a $5.0 million revolving credit facility, of which there was no outstanding balance at December 31, 2002. The borrowings under the revolving credit facility are limited to eligible accounts receivable and inventories as defined by the agreement. Under the terms of the amended agreement, the Company may borrow at the prime rate of interest or LIBOR plus a margin of 1.50%. Interest is payable within 30 to 180 days, as defined by the agreement. The amended agreement terminates on December 18, 2005.

        The credit facility requires, among other things, the maintenance of specified financial ratios including fixed charge coverage and total debt to EBITDA, as defined in the agreement, and restrictions on capital expenditures, payment of dividends and operating lease expenditures.

        We buy a significant portion of our ribbons, an important component of our revenue, from one supplier. In 2002, we added a second ribbon supplier that provides similar ribbons on comparable terms. We believe a change in suppliers would not adversely affect our operating results.

Critical Accounting Policies and Estimates

        Management's discussion and analysis of its financial condition and results of operations are based upon our financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable based upon the information available to us, the results of which form a basis for making judgments about the carrying value of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        The following critical policies relate to the more significant judgments and estimates used in the preparation of the financial statements:

        Revenue Recognition—We recognize revenue when title passes, which generally is at the time of shipment. We provide for estimated warranty costs and estimated returns in the period revenue is recognized. Certain of our customers have arrangements that include stock balancing and return provisions. We provide an allowance for stock balancing based on estimated expected returns. We record changes to our stock balancing estimates by adjusting sales with a corresponding adjustment to the allowance for doubtful accounts and sales returns. Sales to these customers collectively represented 11.7%, 10.2% and 12.4%, respectively, of net sales for the years ended December 31, 2002, 2001 and 2000. Under the terms of the stock balancing agreements, we estimate that the maximum amount of returns is approximately $184,000 at December 31, 2002, of which we have recorded an allowance of $105,000 for stock balancing estimated returns. This reserve is included in our allowance for doubtful accounts and sales returns.

        Allowance for doubtful accounts and sales returns—We determine the estimate of the allowance for doubtful accounts and sales returns considering a number of factors, including: (1) historical experience, (2) aging of the accounts receivable, (3) analysis of stock balancing agreements and (4) specific information obtained by us on the financial condition and the current creditworthiness of our customers. If the financing conditions of our customers were to deteriorate and reduce the ability of our customers to make payments on their accounts, we may be required to increase our allowance by recording additional bad debt expense. Likewise, should the financial condition of our customers improve and result in payments or settlements of previously reserved amounts, we may be required to record a reduction in bad debt expense to reverse the recorded allowance. Our allowance for doubtful accounts and sales returns was $400,000 at December 31, 2002.

        Allowance for excess and obsolete inventories—We value our inventories at the lower of the actual cost to purchase or manufacture, or the current estimated market value. We regularly review our inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on estimated forecasts of product demand and production requirements for the subsequent twelve and twenty four months. We make every effort to ensure the accuracy of our forecasts of future product demand, however any significant unanticipated changes in demand or technological developments could have a significant impact on the value of inventories and reported operating results. Our allowance for excess and obsolete inventories at December 31, 2002, was $634,000.

        Warranty accrual—Our products are covered by a standard one-year warranty from the date of sale. Estimated warranty costs are accrued in the same period in which the related revenue is recognized, based on anticipated parts and labor costs, utilizing historical experience. Our warranty accrual at December 31, 2002, was $557,000.

        Deferred tax asset—The realization of our deferred tax assets is dependent upon our ability to generate sufficient future taxable income which we believe is more likely than not. We anticipate future taxable income sufficient to realize the recorded deferred tax assets. Historically, we have generated operating income. Future taxable income is based on our forecasts of operating results, and there can be no assurance that such results will be achieved.

Inflation

        We do not believe that inflation has had a material effect on our results of operations in recent years; however, there can be no assurance that our business will not be adversely affected by inflation in the future.

Recently Issued Accounting Standards

        In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires an entity to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred. Upon initial recognition of a liability for an asset retirement obligation, an entity shall capitalize an asset retirement cost by increasing the carrying amount of the related long-lived asset by the same amount as the liability. SFAS No. 143 is effective for financial statements issued for the fiscal years beginning after June 15, 2002. We have reviewed the requirements of this standard and do not expect the standard to have an impact on our financial statements.

        In May 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections." This statement primarily rescinds and amends certain reporting requirements primarily relating to gains and losses from extinguishments of debt, and accounting for sales-leaseback transactions. The provisions of the statement relating to gains and losses on extinguishment of debt is effective for fiscal years beginning May 15, 2002 and the remaining provisions of the statement are effective for transactions occurring after May 15, 2002. We are reviewing the requirements of this standard and do not expect the standard to have a significant impact on our financial statements.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. We are reviewing the requirements of this standard and do not expect the standard to have a significant impact on our financial statements.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies (for guarantees issued after January 1, 2003) that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee. At December 31, 2002, we do not have any significant guarantees. This standard also requires certain disclosures related to product warranties. We have included the additional disclosures related to product warranties required under this standard in our financial statements.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment to SFAS No. 123." This Statement addresses changes in the disclosure requirements related to stock-based compensation. The provisions of this Statement are effective for fiscal years ending after December 15, 2002, with early application encouraged. We have included the additional disclosures required under this standard in our financial statements. We have no present intent to adopt the fair value based method of accounting for stock-based compensation.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation addresses the requirements for business enterprises to consolidate related entities in which they are determined to be the primary beneficiary as a result of their variable economic interests. The interpretation is intended to provide guidance in judging multiple economic interests in an entity and in determining the primary beneficiary. The interpretation outlines disclosure requirements for variable interest entities in existence prior to January 31, 2003, and outlines consolidation requirements for variable interest entities created after January 31, 2003.

        We have reviewed our major commercial relationships and our overall economic interests with other companies consisting of related parties, contracted manufacturing vendors, and other suppliers to determine the extent of our variable economic interest in these parties. The review has not resulted in a determination that we would be judged to be the primary economic beneficiary in any material relationships, or that any material entities would be judged to be variable interest entities of ours. We feel we have appropriately reported the economic impact and our share of risks of our commercial relationships through our disclosure of purchase and other commitments.

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

Interest Rate Risk

        We are potentially exposed to market risk from interest rate changes in our credit agreement. During 2002, borrowings under the credit agreement bore interest at the prime rate of interest plus a margin of 0% to 0.50% or LIBOR plus a margin of 1.50% to 2.00%. For borrowings under the credit agreement, we typically lock into a fixed interest rate for periods between 30 to 90 days. At

December 31, 2002, we had no borrowings outstanding under our revolver. In addition, during 2002, we repaid our term loan.

Foreign Currency Risk

        We denominate all foreign sales in U.S. dollars and do not hedge against currency fluctuations. We purchase components and supplies from several Japanese suppliers. The strengthening of the yen versus the U.S. dollar in 2000 caused the cost of these supplies to increase. To date, currency fluctuations have not had a material effect on our results of operations or financial condition, but could in the future by causing our products to become less affordable or less price competitive than those of foreign manufacturers or by causing the costs of our material supplies to increase. With the implementation of the agreement we made in February 2001 with our supplier to purchase dye sublimation ribbons in dollars rather than in yen, we believe that we have reduced the risks of increased purchasing costs that would otherwise occur if the dollar weakens relative to the yen. We have foregone the opportunity, however, to benefit from the full potential cost savings if the dollar strengthens relative to the yen.

Equity Price Risk

        We do not generally invest in marketable equity securities. At December 31, 2002, we had approximately $2.5 million in cash and cash equivalents, comprising approximately 5.7% of our total assets. Accordingly, a sustained decrease in the rate of interest earned would not have a material adverse effect on our business.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial Statements

        Our financial statements and related notes are contained on pages F-1 to F-19 of this report. The index to such items is included in Item 15(a)(i).

Quarterly Results

        The following table sets forth certain unaudited quarterly financial data for 2002 and 2001. In our opinion, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information set forth therein. The operating results for any quarter are not necessarily indicative of results for any future period.

	Three Months Ended
	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001
	(Amounts in thousands, except per share data)
Net sales	$13,172	$16,957	$15,471	$15,363
Gross profit	4,925	6,294	6,560	5,687
Operating expenses	3,925	3,912	3,982	4,009
Operating income	1,000	2,382	2,578	1,678
Net income	$312	$1,287	$1,455	$1,022
Net income per common share:
Basic earnings per share	$0.03	$0.11	$0.12	$0.09
Diluted earnings per share	$0.03	$0.11	$0.12	$0.08
	Three Months Ended
	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
Net sales	$15,021	$14,742	$17,817	$18,455
Gross profit	5,801	6,035	7,622	7,378
Operating expenses	4,628	4,093	3,905	3,842
Operating income	1,173	1,942	3,717	3,536
Net income	$714	$1,202	$2,426	$2,394
Net income per common share:
Basic earnings per share	$0.06	$0.10	$0.20	$0.19
Diluted earnings per share	$0.06	$0.10	$0.19	$0.19

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  (a)
  Directors of the Registrant.

        The information under the caption "Election of Directors—Information About Nominees" and "—Other Information About Nominees" in our 2003 Proxy Statement is incorporated herein by reference.

  (b)
  Executive Officers of the Registrant.

        Information concerning our Executive Officers is included in this Annual Report on Form 10-K under Item 4A, "Executive Officers of Fargo."

  (c)
  Compliance with Section 16(a) of the Exchange Act.

        The information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in our 2003 Proxy Statement is incorporated herein by reference.

Item 11.    EXECUTIVE COMPENSATION.

        The information under the caption "Executive Compensation" in our 2003 Proxy Statement is incorporated herein by reference.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The information under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Executive Compensation—Securities Authorized for Issuance Under Equity Compensation Plans" in our 2003 Proxy Statement is incorporated herein by reference.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information under the caption "Executive Compensation—Certain Transactions" in our 2003 Proxy Statement is incorporated herein by reference.

Item 14.    CONTROLS AND PROCEDURES.

        Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our Chief Executive Officer and the Chief Financial Officer have reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) within the last ninety days and have concluded that the disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our Chief Executive Officer and Chief Financial Officer.

PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)    List of documents filed as part of this report:

  (1)
  Financial Statements:

        The following financial statements are included in this report on the pages indicated:

Page(s)
Report of Independent Accountants	F-1
Balance Sheets at December 31, 2002 and 2001	F-2
Statements of Operations for the years ended December 31, 2002, 2001 and 2000	F-3
Statements of Changes in Stockholders' Equity (Deficiency) for the years ended December 31, 2002, 2001 and 2000	F-4
Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000	F-5 to F-6
Notes to Financial Statements	F-7 to F-19
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

To the Stockholders and Board of Directors of Fargo Electronics, Inc.:

        Our audits of the financial statements referred to in our report dated February 7, 2003, appearing in the December 31, 2002, Annual Report to Stockholders of Fargo Electronics, Inc. (which report and financial statements are included in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP

Minneapolis, Minnesota
February 7, 2003

Schedule II
Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Valuation account for accounts receivable:
Year ended December 31, 2002	$300,000	$103,528	$3,528	$400,000
Year ended December 31, 2001	$250,000	$57,591	$7,591	$300,000
Year ended December 31, 2000	$300,000	$90,983	$140,983	$250,000
Valuation account for inventories:
Year ended December 31, 2002	$1,025,000	$19,174	$409,802	$634,372
Year ended December 31, 2001	$1,064,922	$154,467	$194,389	$1,025,000
Year ended December 31, 2000	$711,676	$547,619	$194,373	$1,064,922

        (3)    Exhibits

        The exhibits to this Annual Report on Form 10-K are listed in the Exhibit Index contained on pages E-1 through E-7 of this report.

        We will furnish a copy of any exhibit to a stockholder who requests a copy in writing. We reserve the right to charge a reasonable fee to cover our costs. Requests should be sent to: Paul W.B. Stephenson, Chief Financial Officer, Fargo Electronics, Inc, 6533 Flying Cloud Drive, Eden Prairie, MN 55344.

        The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(c):

  A.
  Amended and Restated 1998 Stock Option and Grant Plan (incorporated by reference to Exhibit 10.2 to Fargo's Form 10-K for the fiscal year ended December 31, 2000 (File No. 333-90937)).
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

(b)  Reports on Form 8-K:

        None.

(c)  Exhibits:

        The response to this portion of Item 15 is included as a separate section of this Annual Report on Form 10-K.

(d)  Financial Statement Schedules:

        See Item 15, section (a) 2 above for the financial statement schedules filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FARGO ELECTRONICS, INC.
By	/s/ GARY R. HOLLAND Gary R. Holland Chairman of the Board of Directors, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 21, 2003 by the following persons on behalf of the Registrant and in the capacities indicated.

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

CERTIFICATIONS

I, Gary R. Holland, certify that:

1.
I have reviewed this annual report on Form 10-K of Fargo Electronics, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Fargo Electronics, Inc. as of, and for, the periods presented in this annual report;

4.
Fargo Electronics, Inc.'s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Fargo Electronics, Inc. and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to Fargo Electronics, Inc. is made known to us by others within the Company, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of Fargo Electronics, Inc.'s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
Fargo Electronics, Inc.'s other certifying officer and I have disclosed, based on our most recent evaluation, to Fargo Electronics, Inc.'s auditors and the audit committee of Fargo Electronics Inc.'s board of directors:

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect Fargo Electronics, Inc.'s ability to record, process, summarize and report financial data and have identified for Fargo Electronics, Inc.'s auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in Fargo Electronics, Inc.'s internal controls; and

6.
Fargo Electronics, Inc.'s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 21, 2003

/s/ GARY R. HOLLAND Gary R. Holland Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

I, Paul W.B. Stephenson, certify that:

1.
I have reviewed this annual report on Form 10-K of Fargo Electronics, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Fargo Electronics, Inc. as of, and for, the periods presented in this annual report;

4.
Fargo Electronics, Inc.'s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Fargo Electronics, Inc. and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to Fargo Electronics, Inc. is made known to us by others within the Company, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of Fargo Electronics, Inc.'s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
Fargo Electronics, Inc.'s other certifying officer and I have disclosed, based on our most recent evaluation, to Fargo Electronics, Inc.'s auditors and the audit committee of Fargo Electronics Inc.'s board of directors:

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect Fargo Electronics, Inc.'s ability to record, process, summarize and report financial data and have identified for Fargo Electronics, Inc.'s auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in Fargo Electronics, Inc.'s internal controls; and

6.
Fargo Electronics, Inc.'s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 21, 2003

/s/ PAUL W.B. STEPHENSON Paul W.B. Stephenson Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Fargo Electronics, Inc.

Index to Financial Statements

Page(s)
Report of Independent Accountants	F-1
Balance Sheets	F-2
Statements of Operations	F-3
Statement of Changes in Stockholders' Equity (Deficiency)	F-4
Statements of Cash Flows	F-5 - F-6
Notes to Financial Statements	F-7 - F-19

Report of Independent Accountants

To the Stockholders and Board of Directors of
Fargo Electronics, Inc.:

        In our opinion, the accompanying balance sheets and the related statements of operations, changes in stockholders' equity (deficiency) and cash flows present fairly, in all material respects, the financial position of Fargo Electronics, Inc. (the Company) at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

Minneapolis, Minnesota
February 7, 2003

Fargo Electronics, Inc.

Balance Sheets

At December 31, 2002 and 2001

(In thousands, except per share data)

	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$2,511	$3,586
Accounts receivable, net	9,142	7,713
Inventories	5,321	5,244
Prepaid expenses	252	177
Deferred income taxes	3,178	3,045

Total current assets	20,404	19,765

Equipment and leasehold improvements, net	1,494	1,367
Deferred income taxes	22,068	24,994
Other	43	87

Total assets	$44,009	$46,213

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of notes payable, bank	$—	$4,000
Accounts payable	5,109	4,315
Accrued liabilities	2,587	2,260

Total current liabilities	7,696	10,575

Notes payable, bank, less current portion	—	10,000
Commitments and contingencies
Stockholders' equity:
Common stock, $.01 par value; 50,000 shares authorized, 12,351 and 11,781 shares issued and outstanding at December 31, 2002 and 2001, respectively	124	118
Additional paid-in capital	148,509	145,229
Accumulated deficit	(112,304)	(119,040)
Deferred compensation	(16)	(44)
Stock subscription receivable	—	(625)

Total stockholders' equity	36,313	25,638

Total liabilities and stockholders' equity	$44,009	$46,213

The accompanying notes are an integral part of the financial statements.

Fargo Electronics, Inc.

Statements of Operations

For the years ended December 31, 2002, 2001 and 2000

(In thousands, except per share data)

	2002	2001	2000
Net sales	$66,035	$60,963	$57,845
Cost of sales	39,199	37,497	34,721

Gross profit	26,836	23,466	23,124

Operating expenses:
Research and development	4,529	4,053	4,934
Selling, general and administrative	11,387	10,341	10,027
Terminated acquisition costs	552	1,434	—

Total operating expenses	16,468	15,828	14,961

Operating income	10,368	7,638	8,163

Other income (expense):
Interest expense	(554)	(1,379)	(2,830)
Interest income	187	79	81
Other, net	—	(33)	7

Total other expense	(367)	(1,333)	(2,742)

Income before provision for income taxes and extraordinary loss	10,001	6,305	5,421
Provision for income taxes	3,265	2,229	1,979

Net income before extraordinary loss	6,736	4,076	3,442
Extraordinary loss, net of applicable income taxes of $222	—	—	(385)

Net income	6,736	4,076	3,057
Accrued dividends on Series B, 8% redeemable preferred stock	—	—	(350)

Net income available to common stockholders	$6,736	$4,076	$2,707

Net income per common share:
Basic earnings:
Income before extraordinary loss	$.56	$.35	$.29
Extraordinary loss	—	—	(.04)

Net income	$.56	$.35	$.25

Diluted earnings:
Income before extraordinary loss	$.55	$.34	$.27
Extraordinary loss	—	—	(.03)

Net income	$.55	$.34	$.24

Weighted average common shares outstanding:
Basic	12,048	11,760	10,637
Diluted	12,331	11,958	11,413

The accompanying notes are an integral part of the financial statements.

Fargo Electronics, Inc.

Statement of Changes in Stockholders' Equity (Deficiency)

For the years ended December 31, 2002, 2001 and 2000

(In thousands)

	Common Stock
							Total Stockholders' Equity (Deficiency)
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Deferred Compensation	Stock Subscription Receivable
Balance, December 31, 1999	1,766	$18	$1,782	$(125,823)	$(100)	$(825)	$(124,948)
Proceeds from initial public offering, net of $6,496 for offering costs	5,000	50	68,454				68,504
Conversion of convertible participating preferred stock	5,000	50	74,950				75,000
Accrued dividends on Series B, 8% redeemable preferred stock				(350)			(350)
Shares issued from exercise of stock options	12		18				18
Proceeds from stock subscription receivable						50	50
Restricted stock cancellation	(31)	(1)	(49)			50	—
Amortization of deferred compensation					28		28
Net income				3,057			3,057

Balance, December 31, 2000	11,747	117	145,155	(123,116)	(72)	(725)	21,359
Shares issued from exercise of stock options and stock purchase plan	50	1	99				100
Proceeds from stock subscription receivable						75	75
Restricted stock cancellation	(16)		(25)			25	—
Amortization of deferred compensation					28		28
Net income				4,076			4,076

Balance, December 31, 2001	11,781	118	145,229	(119,040)	(44)	(625)	25,638
Proceeds from secondary public offering, net of $800 for offering costs	525	5	3,132				3,137
Shares issued from exercise of stock options and stock purchase plan	45	1	148				149
Proceeds from stock subscription receivable						625	625
Amortization of deferred compensation					28		28
Net income				6,736			6,736

Balance, December 31, 2002	12,351	$124	$148,509	$(112,304)	$(16)	$—	$36,313

The accompanying notes are an integral part of the financial statements.

Fargo Electronics, Inc.

Statements of Cash Flows

For the years ended December 31, 2002, 2001 and 2000

(In thousands)

	2002	2001	2000
Cash flows from operating activities:
Net income	$6,736	$4,076	$3,057
Adjustments to reconcile net income to net cash provided by operating activities:
Extraordinary loss	—	—	385
Depreciation and amortization	1,169	1,372	1,427
Loss (gain) on disposal of equipment	67	33	(3)
Provision for doubtful accounts and sales returns	104	58	91
Provision for excess and obsolete inventories	19	154	548
Deferred income taxes	2,793	2,224	1,917
Deferred compensation	28	28	28
Changes in operating assets and liabilities:
Accounts receivable	(1,533)	(1,017)	(1,307)
Inventories	(96)	2,720	(2,088)
Prepaid expenses and other assets	(106)	71	116
Accounts payable	794	1,483	450
Accrued liabilities	327	536	(103)

Net cash provided by operating activities	10,302	11,738	4,518

Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(1,169)	(650)	(1,378)
Other	—	—	20

Net cash used in investing activities	(1,169)	(650)	(1,358)

Cash flows from financing activities:
Proceeds from initial public offering, net of $6,046 for offering costs	—	—	68,954
Proceeds from secondary public offering, net of $800 for offering costs	3,137	—	—
Payments on notes payable, bank	(14,000)	(5,000)	(50,100)
Proceeds from revolving credit facility	2,000	—	26,500
Payments on revolving credit facility	(2,000)	(3,900)	(3,600)
Payments on note payable, shareholder	—	—	(10,000)
Payments of deferred financing costs	(119)	—	(185)
Redemption of redeemable preferred stock, including accrued dividends	—	—	(35,083)
Proceeds from exercise of stock options	149	100	18
Proceeds from stock subscription receivable	625	75	50

Net cash used in financing activities	(10,208)	(8,725)	(3,446)

Net (decrease) increase in cash and cash equivalents	(1,075)	2,363	(286)
Cash and cash equivalents, beginning of period	3,586	1,223	1,509

Cash and cash equivalents, end of period	$2,511	$3,586	$1,223

The accompanying notes are an integral part of the financial statements.

Fargo Electronics, Inc.

Statements of Cash Flows

For the years ended December 31, 2002, 2001 and 2000

(In thousands)

	2002	2001	2000
Cash paid during the period for:
Interest	$347	$1,752	$2,607
Income taxes	480	—	—
Noncash transactions:
Restricted stock cancellations	$—	$(25)	$(50)
Accrued dividends on Series B, 8% redeemable preferred stock	—	—	350
Conversion of convertible participating preferred stock into common stock	—	—	75,000

The accompanying notes are an integral part of the financial statements.

Fargo Electronics, Inc.

Notes to Financial Statements

1. Nature of Business and Summary of Significant Accounting Policies

  Nature of Business

        Fargo Electronics, Inc. (Fargo or the Company) develops, manufactures and supplies printing systems and consumable supplies that personalize plastic identification cards by printing images and text onto the card. The Company sells its products exclusively through independent distributors and resellers in more than 80 countries worldwide.

  Cash and Cash Equivalents

        All highly liquid investments with original maturities of three months or less are considered cash equivalents. Substantially all of the Company's cash and cash equivalents are held by two financial institutions.

  Inventories

        Inventories, which consist primarily of raw materials, are stated at the lower of cost or market, with cost being determined by the first-in, first-out (FIFO) method. Allowances for write-downs to the lower of cost or market are recorded for estimated excess and obsolete inventories based primarily on estimated forecasts of product demand and production requirements.

  Equipment and Leasehold Improvements

        Equipment and leasehold improvements are stated at cost. Depreciation is recorded over the estimated useful lives of the assets (three to five years) generally using accelerated methods. Leasehold improvements are amortized over the shorter of estimated useful lives or the terms of the related leases.

        Major renewals or betterments are capitalized, while repair and maintenance expenditures are charged to operations as incurred. The cost and accumulated depreciation or amortization of equipment and leasehold improvements disposed of or sold are eliminated from their respective accounts, and the resulting gain or loss is recorded in operations.

  Valuation of Long-Lived Assets

        The Company periodically analyzes its long-lived assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operating cash flows.

  Warranties

        The Company's products are covered by a standard one-year warranty. Estimated warranty costs are accrued in the same period in which the related revenue is recognized, based on anticipated parts and labor costs, utilizing historical experience.

2002
Accrued warranties (in thousands):
Beginning of year	$505
Settlements made	(783)
Change in liability related to product warranties issued	835

End of year	$557

  Revenue Recognition

        Revenue is recognized when title passes, which is generally at the time of shipment. The Company provides for estimated warranty costs and estimated returns in the period revenue is recognized. Certain of the Company's customers have arrangements which include limited stock balancing and return provisions. The Company provides an allowance for stock balancing based on estimated expected returns. Sales to these customers represented 11.7%, 10.2% and 12.4%, respectively, of net sales for the years ended December 31, 2002, 2001 and 2000. Under the terms of the stock balancing agreements, the maximum amount of returns is approximately $184,000 at December 31, 2002, of which the Company has recorded an allowance of $105,000 for estimated returns.

  Research and Development

        Research and development costs are charged to expense as incurred.

  Deferred Financing Costs

        Deferred financing costs were amortized to interest expense over the term of the related debt using the effective interest rate method.

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

  Fair Value of Financial Instruments

        The Company considers that the carrying amount of financial instruments, including accounts receivable, accounts payable, accrued liabilities and the revolving credit facility, approximates fair value due to their short maturities.

  Segment Information

        The Company's business is organized, managed and internally reported as a single segment.

  Stock-Based Compensation

        The Company measures compensation expense for its stock-based compensation plan using the intrinsic value method. Accordingly, compensation cost for stock options granted to employees is measured as the excess, if any, of the value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company provides disclosure of the effect on net income as if the fair value-based method has been applied in measuring compensation expense.

        Had compensation cost for the plan been determined based on the fair value of options at the date of grant, the Company's net income available to common stockholders and basic and diluted net income per share would have been reduced to the following pro forma amounts:

	2002	2001	2000
Net income available to common stockholder (in thousands):
As reported	$6,736	$4,076	$2,707
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(1,447)	(1,175)	(841)

Pro forma	$5,289	$2,901	$1,866
Basic earnings per common share:
As reported	$.56	$.35	$.25
Pro forma	.44	.25	.18
Diluted earnings per common share:
As reported	$.55	$.34	$.24
Pro forma	.43	.24	.16

  Earnings Per Share

        Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted average number of outstanding common shares and potentially dilutive shares relating to stock options.

        The following provides a reconciliation of shares used in the computation of basic and diluted earnings per share:

	2002	2001	2000
Weighted average common shares outstanding (in thousands):
Basic	12,048	11,760	10,637
Effect of dilutive stock options and convertible participating preferred stock	283	198	776

Diluted	12,331	11,958	11,413

        Options to purchase 362,000, 404,000 and 370,000 shares of common stock were outstanding at December 31, 2002, 2001 and 2000, respectively, but were not included in the computations of diluted earnings per share because the exercise prices were greater than the average market prices of the common shares for the periods.

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

  Recently Issued Accounting Standards

        In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires an entity to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred. Upon initial recognition of a liability for an asset retirement obligation, an entity shall capitalize an asset retirement cost by increasing the carrying amount of the related long-lived asset by the same amount as the liability. SFAS No. 143 is effective for financial statements issued for the fiscal years beginning after June 15, 2002. The Company does not expect this standard to impact the Company's financial statements.

        In May 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections." This statement primarily rescinds and amends certain reporting requirements primarily relating to gains and losses from extinguishments of debt, and accounting for sales-leaseback transactions. The provisions of the statement relating to gains and losses on extinguishment of debt is effective for fiscal years beginning after May 15, 2002 and the remaining provisions of the statement are effective for transactions occurring after May 15, 2002. The Company does not expect this standard to impact the Company's financial statements.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect this standard to impact the Company's financial statements.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies (for guarantees issued after January 1, 2003) that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee. At December 31, 2002, the Company does not have any significant guarantees. This standard also requires certain disclosures related to product warranties. The Company has included the additional disclosures related to product warranties required under this standard in the financial statements.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment to SFAS No. 123." This Statement addresses changes in the disclosure requirements related to stock-based compensation. The provisions of this Statement are effective for fiscal years ending after December 15, 2002, with early application encouraged. The Company has included the additional disclosures required under this standard in the financial statements. The Company has no present intent to adopt the fair value based method of accounting for stock-based compensation.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation addresses the requirements for business enterprises to consolidate related entities in which they are determined to be the primary beneficiary as a result of their variable economic interests. The interpretation is intended to provide guidance in judging multiple economic interests in an entity and in determining the primary beneficiary. The interpretation outlines disclosure requirements for variable interest entities in existence prior to January 31, 2003, and outlines consolidation requirements for variable interest entities created after January 31, 2003.

        The Company has reviewed its major commercial relationships and its overall economic interests with other companies consisting of related parties, contracted manufacturing vendors, and other suppliers to determine the extent of its variable economic interest in these parties. The review has not resulted in a determination that the Company would be judged to be the primary economic beneficiary in any material relationships, or that any material entities would be judged to be variable interest entities of the Company. The Company feels it has appropriately reported the economic impact and its share of risks of its commercial relationships through its disclosure of purchase and other commitments.

2. Public Offerings

        In July 2002, the Company and certain selling stockholders completed a secondary public offering of 2,587,500 shares of common stock at $7.50 per share. The Company's two principal stockholders sold 2,062,500 previously issued and outstanding shares, and the Company sold 525,000 newly-issued shares. The aggregate offering price of the shares sold by the Company was $3,937,500. The proceeds to the Company from the offering were approximately $3,137,000 after deducting the underwriting discounts and commissions of approximately $236,500 and other direct offering costs of approximately $564,000. The Company used the net proceeds from the offering to pay down its outstanding debt.

        In February 2000, the Company completed an initial public offering in which 5,000,000 shares of the Company's common stock were sold at $15 per share. The aggregate offering price of the shares was $75,000,000. The net proceeds from the offering were $69,750,000 after deducting the underwriting discounts and commissions of $5,250,000. Offering expenses were approximately $1,246,000.

        The net proceeds from the initial public offering were used as follows (in thousands):

Repayment of a note payable, stockholder, plus accrued interest	$10,153
Redemption of redeemable preferred stock, plus accrued dividends	35,083
Repayment of principal and interest under a senior bank facility	23,268

Total	$68,504

        Upon the closing of the initial public offering, all of the outstanding convertible preferred stock automatically converted into common stock at a rate of 625 shares of common stock for each share of convertible preferred stock.

3. Tender Offer

        On March 27, 2002, the Company and Zebra Technologies Corporation (Zebra) announced that the companies mutually agreed to terminate the acquisition agreement whereby Zebra would acquire all outstanding shares of the Company's common stock for $7.25 per share in cash. The transaction had been under Hart-Scott-Rodino antitrust review by the Federal Trade Commission (FTC). Based on discussion with representatives of the FTC, the companies believed it was unlikely that the FTC would have approved the proposed transaction. Accordingly, the companies agreed to a mutual termination of their acquisition agreement. Neither party paid a break-up fee. During 2002 and 2001, acquisition related costs of $552,000 and $1,434,000, respectively, were expensed as incurred.

        The acquisition was announced on July 31, 2001. A tender offer for all outstanding shares of the Company's stock commenced on August 3, 2001, and was terminated on March 27, 2002. None of the Company's shares tendered in the tender offer were accepted for payment and paid for, and Zebra returned all shares of the Company's common stock tendered and not withdrawn in the tender offer.

4. Selected Financial Statement Information (in thousands)

  Accounts Receivable, Net

	December 31
	2002	2001
Trade accounts receivable	$9,542	$8,013
Less allowance for doubtful accounts and sales returns	(400)	(300)

	$9,142	$7,713

        For the years ended December 31, 2002, 2001 and 2000, one customer accounted for approximately 9.3%, 8.3% and 10.0% of net sales, respectively.

        The Company's ten largest distributors and resellers accounted for a combined total of 42.8%, 43.1% and 40.7% of net sales in 2002, 2001 and 2000, respectively.

  Inventories

	December 31
	2002	2001
Raw materials and purchased parts	$4,269	$5,017
Work in process	119	148
Finished goods	1,567	1,104

	5,955	6,269
Less allowance for excess and obsolete inventories	(634)	(1,025)

	$5,321	$5,244

  Equipment and Leasehold Improvements, Net

	December 31
	2002	2001
Tooling and manufacturing equipment	$5,219	$4,463
Office and other equipment	3,642	3,296
Leasehold improvements	488	488

	9,349	8,247
Less accumulated depreciation and amortization	(7,855)	(6,880)

	$1,494	$1,367

  Accrued Liabilities

	December 31
	2002	2001
Accrued warranties	$557	$505
Accrued compensation	711	370
Accrued vacation	400	375
Other	919	1,010

	$2,587	$2,260

5. Financing Arrangements

        In December 2002, the Company amended its credit agreement to a $5.0 million revolving credit facility, of which there was no outstanding balance at December 31, 2002. Under the terms of the amended agreement, the amount available may be limited based on eligible accounts receivable and inventories, as defined. The Company may borrow at the prime rate of interest or LIBOR plus a margin of 1.50%. Interest is payable within 30 to 180 days, as defined by the agreement. The credit facility requires, among other things, the maintenance of specified financial ratios including fixed charge coverage and total debt to EBITDA, as defined in the agreement, and restrictions on capital expenditures, payment of dividends and operating lease expenditures. The amended agreement terminates on December 18, 2005. For the years ended December 31, 2002 and 2001, borrowings bore interest at a weighted average rate of 3.7% and 6.5%, respectively.

        In February 2002 and April 2001, the Company amended its credit facility. Under the terms of the April 2001 amendment, the credit facility was converted to a $19.0 million term loan, of which $14.0 million was outstanding at December 31, 2001, and a $5.0 million revolving credit facility, of which there was no outstanding balance at December 31, 2001. The borrowings under the revolving credit facility were limited to eligible accounts receivable and inventories as defined by the agreement. During 2002, the Company repaid the balance of the term loan.

        In September 2000, the Company entered into a $30.0 million dollar revolving credit facility. Proceeds from the revolving credit facility were used to pay off the outstanding senior bank debt. In connection with the payment of the senior bank debt, the Company recorded an extraordinary loss, net of income taxes, of $385,000 for the write-off of deferred financing costs related to the senior bank debt.

6. Stock Option and Grant Plan

        In February 1998, the Board of Directors and stockholders adopted the Fargo Electronics, Inc. 1998 Stock Option and Grant Plan (the Plan) which, as amended, authorizes and reserves a maximum number of shares for issuance equal to 15% of the outstanding common stock, which at December 31, 2002, totaled 1,853,000 shares. The Plan is administered by the Compensation Committee of the Board of Directors and provides for the grant of: (a) incentive stock options; (b) nonqualified stock options; (c) restricted stock; and (d) unrestricted stock awards to employees, officers, directors and others, subject to certain limitations, as defined by the Plan. Stock options issued under the Plan generally have an exercise price equal to the fair market value on the date of grant, vest and become exercisable ratably over four years, and expire from seven to ten years from the date of grant. If a change in control occurs, as defined by the Plan, 50% of the unvested stock options become vested.

        Shares of restricted stock were awarded to certain directors and employees at an exercise price which was equal to the fair market value on the date of grant. Sales of the restricted stock were paid for by means of recourse promissory notes with payment terms of five years. The restricted stock had a weighted average exercise price of $1.60. At December 31, 2002, all restricted shares were vested or cancelled, the promissory notes were repaid, and there were no restricted shares outstanding.

        Stock option and restricted stock activity for 2002 and 2001 was as follows (in thousands, except per share data):

	Shares Available	Options Outstanding	Restricted Stock Outstanding	Weighted Average Exercise Price Per Share of Options
Balance, December 31, 2000	113	799	453	$6.58
Plan amendment	357	—	—	—
Granted	(71)	71	—	4.02
Cancelled	82	(66)	(16)	7.81
Exercised	—	(23)	(47)	1.60

Balance, December 31, 2001	481	781	390	6.42
Increase in shares available due to secondary offering	86	—	—	—
Granted	(373)	373	—	7.55
Cancelled	58	(58)	—	5.18
Exercised	—	(31)	(390)	1.88

Balance, December 31, 2002	252	1,065	—	$7.01

        Information related to stock options outstanding and exercisable at December 31, 2002, is as follows (in thousands, except per share data):

  Options Outstanding

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$1.60-$2.40	86	3.2 years	$1.60
$2.75-$4.13	218	7.2 years	2.89
$4.81-$7.22	70	6.8 years	5.97
$7.30-$10.95	389	6.6 years	7.61
$11.00	302	4.2 years	11.00

	1,065		$7.01

  Options Exercisable

Range of Exercise Prices	Number Exercisable	Weighted Average Exercise Price
$1.60-$2.40	77	$1.60
$2.75-$4.13	65	2.86
$4.81-$7.22	58	6.16
$7.30-$10.95	10	8.63
$11.00	154	11.00

	364	$6.71

        For the years ended December 31, 2002, 2001 and 2000, the Company recorded deferred compensation expense of $28,000 per year for 8,750 options granted in 1999 at a discount from the estimated fair market value of the Company's common stock.

        The weighted average grant-date fair value of options granted during 2002, 2001 and 2000 was $5.30, $3.00 and $7.27, respectively, which was determined using the Black-Scholes method and the following key assumptions:

Assumptions	2002	2001	2000
Volatility	77.35%	85.23%	116.45%
Risk-free interest rates	4.02% to 4.92%	4.93% to 5.21%	4.81% to 6.34%
Expected life	Six years	Six years	Six years
Expected dividends	None	None	None

  Employee Stock Purchase Plan

        In January 2001, the Company's Board of Directors adopted a non-compensatory Employee Stock Purchase Plan (Purchase Plan). Under the Purchase Plan, participating employees are granted options to purchase common stock at a 15% discount from the lower of the fair market value on the first day or last day of each calendar quarter. The Purchase Plan permits an enrolled employee to make contributions to purchase shares of common stock through payroll deductions between 1% and 15% of compensation. The number of shares that may be purchased by any single employee during a calendar quarter is limited to 250 shares and total shares with a maximum fair market value of $25,000 in each calendar year. The Compensation Committee of the Board of Directors administers the Purchase Plan. The total number of shares of common stock that may be issued pursuant to options granted under the Purchase Plan is 250,000 shares of common stock. As of December 31, 2002, approximately 42,000 shares of common stock have been issued under the Purchase Plan.

7.    Benefit Plan

        The Company has a 401(k) retirement savings plan whereby eligible employees may contribute up to 15% of their earnings either before taxes (subject to Internal Revenue Service limitation) or after tax, not to exceed annual amounts allowed under the Internal Revenue Code (IRC). In addition, the Company may also make discretionary matching contributions. Company matching contributions for the years ended December 31, 2002, 2001 and 2000, were $164,000, $164,000 and $175,000, respectively.

8.    Income Taxes

        The components of the provision for income taxes are as follows (in thousands):

	2002	2001	2000
Currently payable:
Federal	$467	$—	$57
State	5	5	5

	472	5	62

Deferred:
Federal	2,664	2,098	1,811
State	129	126	106

	2,793	2,224	1,917

Provision for income taxes	$3,265	$2,229	$1,979

        Temporary differences comprising the net deferred tax assets recognized in the accompanying balance sheets at December 31, 2002 and 2001, are as follows (in thousands):

	2002	2001
Tax goodwill	$24,058	$26,652
Other, net	1,188	1,387

Net deferred tax assets	$25,246	$28,039

        A reconciliation between the Company's effective tax and the federal statutory tax is as follows (in thousands):

	2002	2001	2000
Provision for federal income taxes at statutory rate	$3,400	$2,144	$1,843
State income taxes, net of federal benefit	177	129	108
Research and experimentation credits	(300)	(75)	—
Other	(12)	31	28

Total	$3,265	$2,229	$1,979

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

9.    Other Related Party Transactions

        Fargo contracts with Fargo Electronics Jamaica, Ltd., a company solely owned by the Company's founder, to assemble certain components. Assembly charges paid to Fargo Electronics Jamaica, Ltd. for the years ended December 31, 2002, 2001 and 2000, were approximately $1,143,000, $944,000 and $1,076,000, respectively.

10.    Commitments and Contingencies

        The Company leases office, warehouse and manufacturing space under an operating lease that expires in December 2006. Future minimum lease payments at December 31, 2002, consist of the following (in thousands):

2003	$492
2004	492
2005	518
2006	518

Total minimum lease payments	$2,020

        Total rent expense for the years ended December 31, 2002, 2001 and 2000, was $940,000, $727,000 and $706,000, respectively.

        The Company has entered into purchase agreements with certain suppliers which may require the Company to purchase up to $525,000 of inventories. The agreements are reviewed on a semi-annual basis, and unless terminated by either party, automatically renew for an additional six-month period. The agreements may be terminated by either party with a 30-day written notice.

        In April 2001 and May 2002, the Company entered into management agreements with several of its officers and employees, which provide certain benefits to these individuals if they are terminated, as defined in the management agreements, in connection with a change in control of the Company. These individuals will be entitled to receive a lump sum cash payment up to 150% of their base salary and will receive an additional cash payment in an amount that assumes their stock options become fully vested.

        In June 2001, the Company entered into a management and employment agreement with its Chief Executive Officer (CEO), which provides certain benefits to the CEO upon termination, as defined in the agreement. Upon termination without cause, certain events defined as good cause for the CEO to terminate or a change in control, the CEO will be entitled to receive a lump sum cash payment up to 250% of base salary plus accrued bonus payments and full vesting of any restricted stock or stock options held.

        The Company is party to various litigation matters arising from time to time in the ordinary course of business. Management does not believe that any legal matters exist that would have a material adverse effect on the Company's business, financial conditions or results of operations.

11.    Export Sales

        Export sales were as follows (in thousands):

	2002	2001	2000
Europe	$9,669	$8,670	$8,921
Asia and Australia	6,715	5,495	6,407
North and South America (other than the United States)	4,704	5,307	4,356
Other	2,981	2,832	2,527

	$24,069	$22,304	$22,211

12.    Significant Vendor

        The Company buys a significant portion of its ribbons, an important component of its revenue, from one supplier. In 2002, the Company added a second ribbon supplier that provides similar ribbons on comparable terms. Management believes a change in suppliers would not adversely affect operating results.

FARGO ELECTRONICS, INC.
Exhibit Index to Annual Report
on Form 10-K
For the fiscal year ended December 31, 2002

Item No.	Description	Method of Filing
2.2	Certificate of Ownership and Merger between Fargo Electronics, Inc., a Minnesota corporation and Fargo Electronics, Inc., a Delaware corporation	Incorporated by reference to Exhibit 2.2 to Fargo's Form 10-K for the fiscal year ended December 31, 1999 (File No. 333-90937)
2.3	Articles of Merger	Incorporated by reference to Exhibit 2.3 to Fargo's Form 10-K for the fiscal year ended December 31, 1999 (File No. 333-90937)
2.4	Agreement and Plan of Merger, between Fargo Electronics, Inc., a Minnesota corporation and Fargo Electronics, Inc., a Delaware corporation	Incorporated by reference to Exhibit 2.4 to Fargo's Form 10-K for the fiscal year ended December 31, 1999 (File No. 333-90937)
3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference to Exhibit 3.1 to Fargo's Form 10-K for the fiscal year ended December 31, 1999 (File No. 333-90937)
3.2	Bylaws, as amended on August 3, 2000	Incorporated by reference to Exhibit 3.1 to Fargo's 10-Q for the quarter ended September 30, 2000 (File No. 333-90937).
4.1	Stockholder Rights Agreement	Incorporated by reference to Exhibit 4.1 to Fargo's Form 10-K for the fiscal year ended December 31, 1999 (File No. 333-90937)
4.2	Amended and Restated Certificate of Incorporation	Incorporated by reference to Exhibit 3.1 to Fargo's Form 10-K for the fiscal year ended December 31, 1999 (File No. 333-90937)
4.3	Bylaws, as amended on August 3, 2000	Incorporated by reference to Exhibit 3.1 to Fargo's 10-Q for the quarter ended September 30, 2000 (File No. 333-90937).
10.1	Office/Warehouse Lease, dated June 15, 1996, between Fargo Electronics, Inc. and Opus Northwest L.L.C., as amended	Incorporated by reference to Exhibit 10.1 to Fargo's Registration Statement on Form S-1 (File No. 333-90937).

10.2	Amended and Restated 1998 Stock Option and Grant Plan, as amended	Incorporated by reference to Appendix C to Fargo's 2001 Proxy Statement.
10.3	Form of Restricted Stock Agreement under the Amended and Restated 1998 Stock Option and Grant Plan	Incorporated by reference to Exhibit 10.3 to Fargo's Registration Statement on Form S-1 (File No. 333-90937).
10.4	Form of Non-qualified Stock Option Agreement under the Amended and Restated 1998 Stock Option and Grant Plan	Incorporated by reference to Exhibit 10.4 to Fargo's Registration Statement on Form S-1 (File No. 333-90937).
10.5	Form of Incentive Stock Option under the Amended and Restated 1998 Stock Option and Grant Plan	Incorporated by reference to Exhibit 10.5 to Fargo's Registration Statement on Form S-1 (File No. 333-90937).
10.6	Technology and Trademark License Agreement, dated February 17, 1998, between Fargo Electronics, Inc. and Primera Technology, Inc.	Incorporated by reference to Exhibit 10.6 to Fargo's Registration Statement on Form S-1 (File No. 333-90937).
10.7	Consulting Agreement, dated March 16, 1999, between Fargo Electronics, Inc. and William Gibbs	Incorporated by reference to Exhibit 10.7 to Fargo's Registration Statement on Form S-1 (File No. 333-90937).
10.8	Amended and Restated Employment Agreement, dated April 15, 1999, between Fargo Electronics, Inc. and Gary R. Holland	Incorporated by reference to Exhibit 10.8 to Fargo's Registration Statement on Form S-1 (File No. 333-90937).
10.9	Form of Indemnification Agreement for directors and executive officers of Fargo Electronics, Inc.	Incorporated by reference to Exhibit 10.9 to Fargo's Registration Statement on Form S-1 (File No. 333-90937).
10.10	Stockholders' Agreement, dated February 18, 1998, between Fargo Electronics, Inc., Robert Cummins and certain Investors, as amended	Incorporated by reference to Exhibit 10.10 to Fargo's Registration Statement on Form S-1 (File No. 333-90937).

10.11	Revolving Credit and Term Loan Agreement, dated February 18, 1998, between Fargo Electronics, Inc. and BankBoston, N.A., as amended	Incorporated by reference to Exhibit 10.11 to Fargo's Registration Statement on Form S-1 (File No. 333-90937).
10.12	Subordination Agreement, dated February 18, 1998, by and between Fargo Electronics, Inc., Robert Cummins and BankBoston, N.A.	Incorporated by reference to Exhibit 10.12 to Fargo's Registration Statement on Form S-1 (File No. 333-90937).
10.13	Subordinated Promissory Note dated February 18, 1998 between Fargo Electronics, Inc. and Robert Cummins	Incorporated by reference to Exhibit 10.13 to Fargo's Registration Statement on Form S-1 (File No. 333-90937).
10.14	Security Agreement, dated February 18, 1998, between Fargo Electronics, Inc. and BankBoston, N.A.	Incorporated by reference to Exhibit 10.14 to Fargo's Registration Statement on Form S-1 (File No. 333-90937).
10.15	Trademark Collateral Security and Pledge Agreement, dated February 18, 1998, between Fargo Electronics, Inc. and BankBoston, N.A.	Incorporated by reference to Exhibit 10.15 to Fargo's Registration Statement on Form S-1 (File No. 333-90937).
10.16	Patent Collateral Assignment and Security Agreement, dated February 18, 1998, between Fargo Electronics, Inc. and BankBoston, N.A.	Incorporated by reference to Exhibit 10.16 to Fargo's Registration Statement on Form S-1 (File No. 333-90937).
10.17	Non-Compete Agreement dated Feb. 18, 1998 between Fargo Electronics, Inc., Robert Cummins and Primera Technology, Inc.	Incorporated by reference to Exhibit 10.17 to Fargo's Registration Statement on Form S-1 (File No. 333-90937).
10.18	Amended and Restated Consulting Agreement, dated February 18, 1998, between Fargo Electronics, Inc. and Primera Technology, Inc.	Incorporated by reference to Exhibit 10.18 to Fargo's Registration Statement on Form S-1 (File No. 333-90937).

10.19	Third Amendment to Revolving Credit and Term Loan Facility, dated February 7, 2000, between Fargo Electronics, Inc. and BankBoston N.A.	Incorporated by reference to Exhibit 10.19 to Fargo's Form 10-K for the fiscal year ended December 31, 1999 (File No. 333-90937).
10.20	2001 Employee Stock Purchase Plan	Incorporated by reference to Exhibit 10.20 to Fargo's Form 10-K for the fiscal year ended December 31, 2000 (File No. 333-90937).
10.21	Amended and Restated Employment Agreement dated June 19, 2001 between Fargo Electronics, Inc. and Gary R. Holland, as amended	Incorporated by reference to Exhibit 99(e)(6) of Fargo's Schedule 14D-9 filed on August 3, 2001 (File No. 005-59663).
10.22	Control Agreement with a Securities Intermediary among Fargo Electronics, Inc., LaSalle Bank, NA and Wells Fargo Brokerage Services, LLC	Incorporated by reference to Exhibit 10.2 to Fargo's 10-Q for the quarter ended June 30, 2001 (File No. 333-90937)
10.23
	Control Agreement (Deposit Account), dated as of June 8, 2001, among Fargo Electronics, Inc., LaSalle Bank National Association, as agent for the banks party to that certain Credit Agreement dated as of September 15, 2000, and Wells Fargo Bank, N.A.	Incorporated by reference to Exhibit 10.3 to Fargo's 10-Q for the quarter ended June 30, 2001 (File No. 333-90937).
10.24	Form of Direct Reports Agreement dated April 30, 2001 between Fargo Electronics, Inc. and each of Scott Ackerman, Mark Andersen, Kathleen Phillips, Thomas Platner, Paul Stephenson and Jeffrey Upin	Incorporated by reference to Exhibit 99(e)(7) of Fargo's Schedule 14D-9 filed on August 3, 2001 (File No. 005-59663).
10.25	Form of Management Agreement dated April 30, 2001 between Fargo Electronics, Inc. and several of its employees	Incorporated by reference to Exhibit 99(e)(8) of Fargo's Schedule 14D-9 filed on August 3, 2001 (File No. 005-59663).
10.26	Lease, dated February 28, 2001, between Fargo Electronics, Inc. and AETNA Life Insurance Company	Incorporated by reference to Exhibit 10.1 to Fargo's 10-Q for the quarter ended September 30, 2001 (File No. 333-90937).

10.27	Acquisition Agreement dated as of July 31, 2001 among Zebra Technologies Corporation, Rushmore Acquisition Corp. and Fargo Electronics, Inc.	Incorporated by reference to Exhibit 2.1 of Fargo's Form 8-K filed on August 1, 2001 (File No. 333-90937).
10.28	Form of Stockholder Agreement dated as of July 31, 2001 between Zebra Technologies Corporation and each of the Entities Affiliated with TA Associates, Inc. and St. Paul Venture Capital, Inc.	Incorporated by reference to Exhibit 99.2 of Fargo's Form 8-K filed on August 1, 2001 (File No. 333-90937)).
10.29	Form of Stockholder Agreement dated as of July 31, 2001 between Zebra Technologies Corporation and each of Fargo's Directors and Executive Officers	Incorporated by reference to Exhibit 99.3 of Fargo's Form 8-K filed on August 1, 2001 (File No. 333-90937)).
10.30	Amendment No. 1, dated August 30, 2001, to Acquisition Agreement among Zebra Technologies Corporation, Rushmore Acquisition Corp. and Fargo Electronics, Inc.	Incorporated by reference to Exhibit 99.1(d)(6) to Amendment No. 3 to Fargo's Schedule TO filed on August 30, 2001 (File No. 005-59663).
10.31	Amendment No. 2, dated October 11, 2001, to Acquisition Agreement among Zebra Technologies Corporation, Rushmore Acquisition Corp. and Fargo Electronics, Inc.	Incorporated by reference to Exhibit 99.1(d)(7) to Amendment No. 6 to Fargo's Schedule TO filed on October 12, 2001 (File No. 005-59663).
10.32	Amendment No. 3, dated February 5, 2002, to Acquisition Agreement among Zebra Technologies Corporation, Rushmore Acquisition Corp. and Fargo Electronics, Inc.	Incorporated by reference to Exhibit 99.1(d)(8) to Amendment No. 14 to Fargo's Schedule TO filed on February 6, 2002 (File No. 005-59663).

10.33	Termination Agreement, dated March 27, 2002, among Zebra Technologies Corporation, Rushmore Acquisition Corp. and Fargo Electronics, Inc.	Incorporated by reference to Exhibit 99.1(d)(9) to Amendment No. 19 to Fargo's Schedule TO filed on March 27, 2002 (File No. 005-59663).
10.34	Form of Direct Reports Agreement dated May 1, 2002 between Fargo Electronics, Inc. and Paul W.B. Stephenson	Incorporated by reference to Exhibit 10.1 to Fargo's 10-Q for the quarter ended June 30, 2002 (File No. 333-90937).
10.35	Conditional Release from Pledge Agreement, dated August 27, 2002, between Fargo Electronics, Inc. and William H. Gibbs	Incorporated by reference to Exhibit 10.1 to Fargo's 10-Q for the quarter ended September 30, 2002 (File No. 333-90937)
10.36	Conditional Release from Pledge Agreement, dated October 28, 2002, between Fargo Electronics, Inc. and Gary R. Holland	Incorporated by reference to Exhibit 10.2 to Fargo's 10-Q for the quarter ended September 30, 2002 (File No. 333-90937)
10.37	Amended and Restated Credit Agreement, dated December 18, 2002, between Fargo Electronics, Inc. and LaSalle Bank National Association	Filed electronically herewith.
10.38	Amended and Restated Security Agreement, dated December 18, 2002, between Fargo Electronics, Inc. and LaSalle Bank National Association	Filed electronically herewith.
10.39	Note, dated December 18, 2002, payable to LaSalle Bank National Association	Filed electronically herewith.
23.1	Consent of PricewaterhouseCoopers LLP	Filed electronically herewith.
99.1	Certification of Gary R. Holland Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith.
99.2	Certification of Paul W.B. Stephenson Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith.

QuickLinks

PART I
PART II
PART III
PART IV
Report of Independent Accountants on Financial Statement Schedule
Schedule II Valuation and Qualifying Accounts
SIGNATURES
Fargo Electronics, Inc. Index to Financial Statements
Fargo Electronics, Inc. Balance Sheets At December 31, 2002 and 2001 (In thousands, except per share data)
Fargo Electronics, Inc. Statements of Operations For the years ended December 31, 2002, 2001 and 2000 (In thousands, except per share data)
Fargo Electronics, Inc. Statement of Changes in Stockholders' Equity (Deficiency) For the years ended December 31, 2002, 2001 and 2000 (In thousands)
Fargo Electronics, Inc. Statements of Cash Flows For the years ended December 31, 2002, 2001 and 2000 (In thousands)
Fargo Electronics, Inc. Statements of Cash Flows For the years ended December 31, 2002, 2001 and 2000 (In thousands)
Fargo Electronics, Inc. Notes to Financial Statements