Form 10-Q
period 2003-03-31
FARGO ELECTRONICS INC
filed 2003-05-12
CIK 1098834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒

As of May 1, 2003, 12,376,847 shares of our Common Stock were outstanding.

PART 1:                                                FINANCIAL INFORMATION

ITEM 1                                                         CONDENSED FINANCIAL STATEMENTS

FARGO ELECTRONICS, INC.
CONDENSED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2003	December 31, 2002
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$3,978	$2,511
Accounts receivable, net	7,477	9,142
Inventories	6,248	5,321
Prepaid expenses	396	252
Deferred income taxes	3,178	3,178

Total current assets	21,277	20,404

Equipment and leasehold improvements, net	1,419	1,494

Deferred income taxes	21,520	22,068
Other	40	43

Total assets	$44,256	$44,009

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$6,565	$7,696

Total current liabilities	6,565	7,696

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value; 50,000 shares authorized, 12,371 and 12,351 shares issued and outstanding at March 31, 2003, and December 31, 2002, respectively	124	124
Additional paid-in capital	148,565	148,509
Accumulated deficit	(110,989)	(112,304)
Deferred compensation	(9)	(16)

Total stockholders’ equity	37,691	36,313

Total liabilities and stockholders’ equity	$44,256	$44,009

The accompanying notes are an integral part of the unaudited condensed financial statements.

FARGO ELECTRONICS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2003	2002

Net sales	$15,479	$15,021

Cost of sales	9,289	9,220

Gross profit	6,190	5,801

Operating expenses:
Research and development	1,231	1,256
Selling, general and administrative	3,009	2,834
Terminated acquisition costs	—	538

Total operating expenses	4,240	4,628

Operating income	1,950	1,173

Other income (expense):
Interest expense	(15)	(150)
Other, net	3	8

Total other expense	(12)	(142)

Income before provision for income taxes	1,938	1,031

Provision for income taxes	623	317

Net income	$1,315	$714

Net income per common share:
Basic earnings per share	$0.11	$0.06
Diluted earnings per share	$0.10	$0.06

Weighted average common shares outstanding:
Basic	12,369	11,785
Diluted	12,677	12,013

FARGO ELECTRONICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2003	2002

Cash flows from operating activities:
Net income	$1,315	$714
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	231	242
Loss from disposal of equipment	14	—
Deferred income taxes	548	317
Deferred compensation	7	7
Changes in operating items:
Accounts receivable	1,665	(901)
Inventories	(927)	267
Prepaid expenses	(144)	(150)
Accounts payable and accrued liabilities	(1,131)	718

Net cash provided by operating activities	1,578	1,214

Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(167)	(431)

Net cash used in investing activities	(167)	(431)

Cash flows from financing activities:
Payments on notes payable, bank	—	(1,500)
Payments of deferred financing costs	—	(50)
Proceeds from issuance of common stock	56	20

Net cash provided by (used in) financing activities	56	(1,530)

Net increase (decrease) in cash and cash equivalents	1,467	(747)

Cash and cash equivalents, beginning of period	2,511	3,586

Cash and cash equivalents, end of period	$3,978	$2,839

FARGO ELECTRONICS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The interim condensed financial statements presented herein as of March 31, 2003, and for the three months ended March 31, 2003 and 2002, are unaudited; however, in our opinion, the interim condensed financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented.

The results of operations and cash flows for the three months ended March 31, 2003, do not necessarily indicate the results to be expected for the full year.  The December 31, 2002, balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These unaudited interim condensed financial statements should be read in conjunction with our financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2002.

NOTE 2 – STOCK BASED COMPENSATION

The Company measures compensation expense for its stock-based compensation plan using the intrinsic value method. Accordingly, compensation cost for stock options granted to employees is measured as the excess, if any, of the value of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company provides disclosure of the effect on net income as if the fair value-based method has been applied in measuring compensation expense.

Had compensation cost for the plan been determined based on the fair value of options at the date of grant, the Company’s net income available to common stockholders and basic and diluted net income per share would have been reduced to the following pro forma amounts:

	Three Months Ended March 31,
	2003	2002

Net income available to common stockholders (in thousands):
As reported	$1,315	$714
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(408)	(362)
Pro forma	$907	$352
Basic earnings per common share:
As reported	$.11	$.06
Pro forma	$.07	$.03
Diluted earnings per common share:
As reported	$.10	$.06
Pro forma	$.07	$.03

NOTE 3 – INVENTORIES (IN THOUSANDS)

	March 31, 2003	December 31, 2002
	(Unaudited)
Raw materials and purchased parts	$5,118	$4,269
Work in process	79	119
Finished goods	1,696	1,567
	6,893	5,955
Less allowance for excess and obsolete inventories	(645)	(634)

	$6,248	$5,321

NOTE 4 – WARRANTIES

The Company’s products are covered by a standard one-year warranty. Estimated warranty costs are accrued in the same period in which the related revenue is recognized, based on anticipated parts and labor costs, utilizing historical experience.

Three Months Ended March 31, 2003
(Unaudited)
Accrued warranties (in thousands):
Beginning of period	$557
Settlements made	(207)
Change in liability related to product warranties issued	234
End of period	$584

NOTE 5 – EARNINGS PER SHARE

Basic earnings per share is calculated using the weighted average number of shares outstanding during the period.  Diluted earnings per share is computed on the basis of the weighted average basic shares outstanding plus the dilutive effect of outstanding stock options using the “treasury stock” method.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended March 31,
	2003	2002
BASIC EARNINGS PER SHARE:
Net income available to common stockholders	$1,315	$714
Weighted average common shares outstanding	12,369	11,785
Per share amount	$0.11	$0.06

DILUTED EARNINGS PER SHARE:
Net income available to common stockholders	$1,315	$714
Weighted average common shares outstanding	12,369	11,785
Add: Dilutive effect of stock options	308	228

Weighted average dilutive shares outstanding	12,677	12,013
Per share amount	$0.10	$0.06

Options to purchase 340,000 and 331,000 shares of common stock were outstanding but not included in the computation of diluted earnings per share for the three months ended March 31, 2003 and 2002, respectively, because the exercise prices were greater than the average market price of the common shares for the periods.

NOTE 6 – RECENTLY ISSUED ACCOUNTING PRONOUNCMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires an entity to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred. Upon initial recognition of a liability for an asset retirement obligation, an entity shall capitalize an asset retirement cost by increasing the carrying amount of the related long-lived asset by the same amount as the liability. SFAS No. 143 is effective for financial statements issued for the fiscal years beginning after June 15, 2002. The adoption of this standard did not have a material effect on the Company’s financial statements.

In May 2002, the FASB issued SFAS No. 145, “Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections.” This statement primarily rescinds and amends certain reporting requirements primarily relating to gains and losses from extinguishments of debt, and accounting for sales-leaseback transactions. The provisions of the statement relating to gains and losses on extinguishment of debt is effective for fiscal years beginning after May 15, 2002 and the remaining provisions of the statement are effective for transactions occurring after May 15, 2002. The adoption of this standard did not have a material effect on the Company’s financial statements.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of this standard did not have a material effect on the Company’s financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment to SFAS No. 123.” This Statement addresses accounting for stock options under the fair value based method of accounting and changes in the disclosure requirements related to stock-based compensation. The provisions of this Statement are effective for fiscal years ending after December 15, 2002, with early application encouraged. The Company has included the additional disclosures required under this standard in the financial statements. The Company has no present intent to adopt the fair value based method of accounting for stock-based compensation.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” This interpretation addresses the requirements for business enterprises to consolidate related entities in which they are determined to be the primary beneficiary as a result of their variable economic interests. The interpretation is intended to provide guidance in judging multiple economic interests in an entity and in determining the primary beneficiary. The interpretation outlines disclosure requirements for variable interest entities in existence prior to January 31, 2003, and outlines consolidation requirements for variable interest entities created after January 31, 2003.

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

Various risks and uncertainties could cause actual results to differ materially from those expressed in forward-looking statements. These risks and uncertainties include: our ability to protect or enforce our intellectual property rights, particularly with respect to our proprietary consumable supplies; our reliance on sole and single-source suppliers; our ability to obtain rights to third-party technologies that we may want to incorporate into new products; potential manufacturing delays and other problems due to the complex design of our systems; the efforts of our independent distributors and resellers to effectively market and sell our products; and the other factors set forth in our Annual Report on Form 10-K and Item 5 hereof.

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

Background

We are a leading developer, manufacturer and supplier of printing systems and consumable supplies that personalize plastic identification cards by printing images and text onto the card.  Our printing systems are capable of encoding data onto cards that incorporate bar code, magnetic stripe, smart card or proximity card technology.  We believe that our engineering expertise and our ability to offer a broad range of printing systems using multiple printing technologies have led to a reputation for innovation in our industry.  The consumable supplies used with our systems include dye sublimation ribbons, overlaminates, thermal resin ribbons, printheads, inkjet cartridges, inkjet card cartridges and blank cards.  The sale of these supplies should provide us with a significant recurring revenue stream.

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

We market and sell our products exclusively through a distribution channel of independent distributors and resellers in more than 80 countries worldwide.  End-users of our printing systems create personalized cards for a wide variety of applications including corporate security and access; drivers’ licenses, government and military identification; student identification and access; public transportation access; and recreation and gaming.

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

Results of Operations

The following table sets forth, for the periods indicated, certain unaudited selected financial data expressed as a percentage of net sales:

	Three Months Ended March 31,
	2003	2002
Net sales	100.0%	100.0%
Cost of sales	60.0	61.4

Gross profit	40.0	38.6

Operating expenses:
Research and development	8.0	8.4
Selling, general and administrative	19.4	18.8
Terminated acquisition costs	—	3.6
Total operating expenses	27.4	30.8

Operating income	12.6%	7.8%

Comparison of Three Months Ended March 31, 2003 and 2002

Net sales.  Net sales increased 3.0% to $15.5 million for the three-month period ended March 31, 2003, from $15.0 million in the same period of 2002.  Of the $15.5 million in sales in the first quarter of 2003, sales of equipment decreased 12.0% to $5.8 million from $6.6 million in the first quarter of 2002, and sales of supplies increased 14.9% to $9.7 million from $8.4 million in the first quarter of 2002. The decrease in equipment sales is due to a decrease in unit volume, partially offset by an increase in average selling price.  The current economic environment and the absence of any major projects affected equipment sales in the current quarter as spending in the information technology and security sectors continued to be cautious.  The increase in sales of supplies was mainly the result of price increases and increased supplies volume sold for the three months ended March 31, 2003.

International sales increased 13.6% to $6.6 million in the first quarter of 2003 from $5.8 million in the same period of 2002 and accounted for 42.4% of net sales for the three months ended March 31, 2003, compared to 38.5% of net sales in the same period of 2002.  The increase in international sales was principally attributable to increased sales of equipment and supplies in Asia, Australia and Mexico, which was partially offset by a decrease in sales to Canada, Europe and South America.  The increase in international sales as a percentage of net sales for the three months ended March 31, 2003, is partially due to a decrease in our domestic business caused by the timing of project sales, which resulted in a lower proportion of U.S. business in the first quarter of 2003 compared to the same period of 2002.

Gross profit.  Gross profit as a percentage of net sales increased to 40.0% for the three months ended March 31, 2003, from 38.6% in the same period of 2002.  The increase in gross profit was primarily due to the mix in the quarter between equipment and supplies revenue.  Gross profit was also positively impacted by material cost reductions and increases in our sales prices for supplies.

Research and development.  Research and development remained steady at approximately $1.2 million for the three months ended March 31, 2003,  nearly the same amount incurred during the same period of 2002.  Research and development expenses as a percentage of net sales were 8.0% for the first quarter of 2003, compared to 8.4% for the same period of 2002.  The decrease in research and development expenses as a percentage of net sales is due mainly to the increase in net sales for the three months ended March 31, 2003.

Selling, general and administrative.  Selling, general and administrative expenses increased to $3.0 million for the three months ended March 31, 2003, from $2.8 million in the same period of 2002.  As a percentage of net sales, selling, general and administrative expenses were 19.4% in the first quarter of 2003, compared to 18.9% for the same period of 2002.  We experienced increased legal and professional fees, business insurance and salary expenses for the three months ended March 31, 2003.  The increase in salary expense for the three months ended March 31, 2003, was mainly due to higher staffing levels in our sales and administrative departments.

Terminated acquisition costs.  In the first quarter of 2002, we incurred $538,000 of legal, professional and investment banking expenses in connection with our proposed acquisition by another company.  This transaction was terminated in March 2002.

Operating income.  Operating income increased 66.2% to $2.0 million for the quarter ended March 31, 2003, from $1.2 million during the same period of 2002.  As a percentage of net sales, operating income was 12.6% in the first quarter of 2003 compared to 7.8% in the same period of 2002.

Other expense.  Other expense was comprised primarily of interest expense which totaled $15,000 for the three months ended March 31, 2003, compared to $150,000 for the comparable period in 2002.  The interest expense for the first quarter of 2003 is mainly from non-use fees on our revolving credit facility.  We had no bank debt outstanding during the three-month period ended March 31, 2003.  The weighted average interest rate on our outstanding debt for the three months ended March 31, 2002 was 3.7%.

Income tax expense.  Income tax expense was $623,000 for the three months ended March 31, 2003, which results in an effective tax rate of 32.1%, compared to income tax expense of $317,000 and an effective tax rate of 30.7% for the same period of 2002.  The change in the effective rate is due to the timing of the recognition of research and experimentation credits.

Liquidity and Capital Resources

We have historically financed our operations, debt service and capital requirements through cash flows generated from operations.  Working capital was $14.7 million and $12.7 million, respectively, at March 31, 2003, and December 31, 2002.  We had no bank debt outstanding at March 31, 2003 or December 31, 2002.

We believe that funds generated from operations and funds available to us under our revolving credit facility agreement will be sufficient to finance our current operations and planned capital expenditure requirements for at least the next 12 months.

We had cash and cash equivalents of $4.0 million at March 31, 2003, an increase of $1.5 million from $2.5 million at December 31, 2002.  This increase was primarily due to positive net cash flows provided by our operating activities.

Cash provided by operating activities was $1.6 million for the three-month period ended March 31, 2003 compared to $1.2 million for the same period in 2002. Cash provided by operating activities for the three months ended March 31, 2003 was mainly due to net income of $1.3 million, non-cash charges of $800,000 mainly for depreciation and deferred income taxes and a decrease in accounts receivable of $1.7 million primarily related to the timing of sales.  These cash flows were partially offset by an increase in inventories of $927,000 and a decrease in accounts payable and accrued liabilities of $1.1 million.  The increase in inventory is mainly due to the timing of purchases, and the decrease in accounts payable and accrued liabilities is mainly due to the timing of payments and increased revenue activity in the fourth quarter of 2002.  Net cash flows used in investing activities were $167,000 for the three months ended March 31, 2003, and $431,000 in the same period of 2002, solely for the purchases of equipment in each period.  Net cash flows provided by financing activities were $56,000 during the three months ended March 31, 2003, due to proceeds from the issuance of common stock.  Net cash flows used in financing activities were $1.5 million in the same period of 2002, primarily due to payments on our credit facility.

In December 2002, we amended our credit facility, which under the terms of the amendment, was converted to a $5.0 million revolving credit facility, of which there was no outstanding balance at March 31, 2003. The borrowings under the revolving credit facility are limited to eligible accounts receivable and inventories as defined by the agreement. Under the terms of the amended agreement, we may borrow at the prime rate of interest or LIBOR plus a margin of 1.50%. Interest is payable within 30 to 180 days, as defined by the agreement. The amended agreement terminates on December 18, 2005.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of its financial condition and results of operations are based upon our financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable based upon the information available to us, the results of which form a basis for making judgments about the carrying value of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The following critical policies relate to the more significant judgments and estimates used in the preparation of the financial statements:

Revenue Recognition—We recognize revenue when title passes, which generally is at the time of shipment. We provide for estimated warranty costs and estimated returns in the period revenue is recognized. Certain of our customers have arrangements that include stock balancing and return provisions. We provide an allowance for stock balancing based on estimated expected returns. We record changes to our stock balancing estimates by adjusting sales with a corresponding adjustment to the allowance for doubtful accounts and sales returns. Sales to these customers collectively represented 11.7%, 10.2% and 12.4%, respectively, of net sales for the years ended December 31, 2002, 2001 and 2000. Under the terms of the stock balancing agreements, we estimate that the maximum amount of returns is approximately $227,000 at March 31, 2003, of which we have recorded an allowance of $88,000 for stock balancing estimated returns. This allowance is included in our allowance for doubtful accounts and sales returns.

Allowance for doubtful accounts and sales returns—We determine the estimate of the allowance for doubtful accounts and sales returns considering a number of factors, including: (1) historical experience, (2) aging of the accounts receivable, (3) analysis of stock balancing agreements and (4) specific information obtained by us on the financial condition and the current creditworthiness of our customers. If the financing conditions of our customers were to deteriorate and reduce the ability of our customers to make payments on their accounts, we may be required to increase our allowance by recording additional bad debt expense. Likewise, should the financial condition of our customers improve and result in payments or settlements of previously reserved amounts, we may be required to record a reduction in bad debt expense to reverse the recorded allowance. Our allowance for doubtful accounts and sales returns was $400,000 at March 31, 2003.

Allowance for excess and obsolete inventories—We value our inventories at the lower of the actual cost to purchase or manufacture, or the current estimated market value. We regularly review our inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on estimated forecasts of product demand and production requirements for the subsequent twelve and twenty four months. We make every effort to ensure the accuracy of our forecasts of future product demand, however any significant unanticipated changes in demand or technological developments could have a significant impact on the value of inventories and reported operating results. Our allowance for excess and obsolete inventories at March 31, 2003, was $645,000.

Warranty accrual—Our products are covered by a standard one-year warranty from the date of sale. Estimated warranty costs are accrued in the same period in which the related revenue is recognized, based on anticipated parts and labor costs, utilizing historical experience. Our warranty accrual at March 31, 2003, was $584,000.

Deferred tax assets—The realization of our deferred tax assets is dependent upon our ability to generate sufficient future taxable income which we believe is more likely than not. We anticipate future taxable income sufficient to realize the recorded deferred tax assets. Historically, we have generated operating income. Future taxable income is based on our forecasts of operating results, and there can be no assurance that such results will be achieved.  Our deferred tax asset at March 31, 2003, was $24.7 million.

Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires an entity to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred. Upon initial recognition of a liability for an asset retirement obligation, an entity shall capitalize an asset retirement cost by increasing the carrying amount of the related long-lived asset by the same amount as the liability. SFAS No. 143 is effective for financial statements issued for the fiscal years beginning after June 15, 2002. The adoption of this standard did not have a material effect on our financial statements.

In May 2002, the FASB issued SFAS No. 145, “Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections.” This statement primarily rescinds and amends certain reporting requirements primarily relating to gains and losses from extinguishments of debt, and accounting for sales-leaseback transactions. The provisions of the statement relating to gains and losses on extinguishment of debt is effective for fiscal years beginning May 15, 2002 and the remaining provisions of the statement are effective for transactions occurring after May 15, 2002. The adoption of this standard did not have a material effect on our financial statements.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of this standard did not have a material effect on our financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment to SFAS No. 123.” This Statement addresses accounting for stock options under the fair value based method of accounting and changes in the disclosure requirements related to stock-based compensation. The provisions of this Statement are effective for fiscal years ending after December 15, 2002, with early application encouraged. We have included the additional disclosures required under this standard in our financial statements. We have no present intent to adopt the fair value based method of accounting for stock-based compensation.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” This interpretation addresses the requirements for business enterprises to consolidate related entities in which they are determined to be the primary beneficiary as a result of their variable economic interests. The interpretation is intended to provide guidance in judging multiple economic interests in an entity and in determining the primary beneficiary. The interpretation outlines disclosure requirements for variable interest entities in existence prior to January 31, 2003, and outlines consolidation requirements for variable interest entities created after January 31, 2003.

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

For additional information on market risk, refer to the “Quantitative and Qualitative Disclosures About Market Risk” section (Item 7A) of our Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 4.               CONTROLS AND PROCEDURES.

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Chief Executive Officer and the Chief Financial Officer have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) within the last ninety days and have concluded that the disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our Chief Executive Officer and Chief Financial Officer.

PART II:  OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

We are party to various litigation matters arising from time to time in the ordinary course of business. We do not believe that any legal matters exist that would have a material adverse effect on our business, financial conditions or results of operations.

ITEM 5 – OTHER INFORMATION

The following important factor supplements the important factors disclosed in Item 1A of the registrant's Annual Report on Form 10-K for the year ended Decemeber 31, 2002:

We rely on sole and single-source suppliers, which could cause delays, increases in costs or prevent us from completing customer orders, all of which could materially harm our business.

We rely on outside vendors to manufacture or develop products and consumable supplies that are used in our systems. We purchase critical components for our systems, including printheads, high definition printer ribbons, ink jet print engines, ink jet cartridges, ink jet receptive cards and microprocessors from separate single-source suppliers. Our inability to obtain adequate deliveries or alternative sources of supply could cause delays, loss of sales, increases in costs and lower gross profit margins. Currently, our sole supplier of printheads for dye sublimation printers is Kyocera, based in Japan, our two suppliers of dye sublimation ribbons are Dai Nippon and Sony Chemical Corporation, both also based in Japan, our supplier of ink jet print engines and ink jet cartridges is Hewlett Packard, our supplier of ink jet receptive cards is PPG Industries and our supplier of most of the microprocessors that run our printers is Motorola. Dai Nippon is the sole producer of high definition printing ribbon and film and may choose not to sell to us. If any of these suppliers is unable to ship critical components, we, together with others in our industry, would be unable to manufacture and ship products to our customers. If the price of printheads, ribbons, ink jet print engines, ink jet cartridges, ink jet receptive cards or microprocessors increase for any reason, or if these suppliers are unable or unwilling to deliver, we may have to find another source, which could result in interruptions, increased costs, delays, loss of sales and quality control problems. War, natural disaster, trade embargoes or economic hardship in Japan could also result in a disruption in shipments from our Japanese suppliers, which could require us and our competitors to develop new sources of these supplies or else cause us to be unable to complete and ship orders to our customers.

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

(b)                                 Reports on Form 8-K

On April 22, 2003, we filed a report on Form 8-K furnishing under Item 12 the News Release we issued announcing our earnings for the first quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARGO ELECTRONICS, INC.

May 12, 2003	/s/ GARY R. HOLLAND
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

May 12, 2003

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

May 12, 2003

/s/ PAUL W.B. STEPHENSON
Paul W.B. Stephenson
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)