Form 10-Q
period 2003-06-30
FARGO ELECTRONICS INC
filed 2003-08-13
CIK 1098834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

As of August 8, 2003, 12,406,918 shares of our Common Stock were outstanding.

PART 1:                                                FINANCIAL INFORMATION

ITEM 1                                                         CONDENSED FINANCIAL STATEMENTS

FARGO ELECTRONICS, INC.
CONDENSED BALANCE SHEETS
(In thousands, except per share data)

	June 30, 2003	December 31, 2002
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$6,458	$2,511
Accounts receivable, net	8,345	9,142
Inventories	5,426	5,321
Prepaid expenses	508	252
Deferred income taxes	3,178	3,178

Total current assets	23,915	20,404

Equipment and leasehold improvements, net	2,011	1,494

Deferred income taxes	20,653	22,068
Other	37	43

Total assets	$46,616	$44,009

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$7,118	$7,696

Total current liabilities	7,118	7,696

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value; 50,000 shares authorized, 12,379 and 12,351 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	124	124
Additional paid-in capital	148,599	148,509
Accumulated deficit	(109,223)	(112,304)
Deferred compensation	(2)	(16)

Total stockholders’ equity	39,498	36,313

Total liabilities and stockholders’ equity	$46,616	$44,009

The accompanying notes are an integral part of the unaudited condensed financial statements.

FARGO ELECTRONICS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net sales	$16,492	$14,742	$31,971	$29,763

Cost of sales	9,820	8,707	19,109	17,927

Gross profit	6,672	6,035	12,862	11,836

Operating expenses:
Research and development	1,115	1,139	2,346	2,395
Selling, general and administrative	2,924	2,940	5,933	5,774
Terminated acquisition costs	—	14	—	552

Total operating expenses	4,039	4,093	8,279	8,721

Operating income	2,633	1,942	4,583	3,115

Other income (expense):
Interest expense	(5)	(149)	(20)	(299)
Other, net	5	5	8	13

Total other expense	—	(144)	(12)	(286)

Income before provision for income taxes	2,633	1,798	4,571	2,829

Provision for income taxes	867	596	1,490	913

Net income	$1,766	$1,202	$3,081	$1,916

Net income per common share:
Basic earnings per share	$0.14	$0.10	$0.25	$0.16
Diluted earnings per share	$0.14	$0.10	$0.24	$0.16

Weighted average common shares outstanding:
Basic	12,377	11,797	12,373	11,791
Diluted	12,733	12,071	12,714	12,047

The accompanying notes are an integral part of the unaudited condensed financial statements.

FARGO ELECTRONICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2003	2002

Cash flows from operating activities:
Net income	$3,081	$1,916
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	494	495
Loss from disposal of equipment	14	67
Deferred income taxes	1,415	913
Deferred compensation	14	14
Changes in operating items:
Accounts receivable	797	(556)
Inventories	(105)	(56)
Prepaid expenses	(256)	(153)
Accounts payable and accrued liabilities	(947)	(230)

Net cash provided by operating activities	4,507	2,410

Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(650)	(733)

Net cash used in investing activities	(650)	(733)

Cash flows from financing activities:
Payments on notes payable, bank	—	(3,000)
Payments of deferred financing costs	—	(50)
Payments of deferred offering costs	—	(108)
Proceeds from issuance of common stock	90	65

Net cash provided by (used in) financing activities	90	(3,093)

Net increase (decrease) in cash and cash equivalents	3,947	(1,416)

Cash and cash equivalents, beginning of period	2,511	3,586

Cash and cash equivalents, end of period	$6,458	$2,170

Noncash transactions:
Property, plant and equipment acquisitions included in accounts payable	$369	$—
Accrued deferred offering costs	—	404

The accompanying notes are an integral part of the unaudited condensed financial statements.

FARGO ELECTRONICS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The interim condensed financial statements presented herein as of June 30, 2003, and for the three and six months ended June 30, 2003 and 2002, are unaudited; however, in our opinion, the interim condensed financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented.

The results of operations and cash flows for the three and six months ended June 30, 2003, do not necessarily indicate the results to be expected for the full year.  The December 31, 2002, balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These unaudited interim condensed financial statements should be read in conjunction with our financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2002.

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

Had compensation cost for the plan been determined based on the fair value of options at the date of grant, the Company’s net income available to common stockholders and basic and diluted net income per share would have been reduced to the following pro forma amounts:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income available to common stockholders (in thousands):
As reported	$1,766	$1,202	$3,081	$1,916
Deduct: Total stock based employee compensation expense determined under fair value based method, net of related tax effects	(418)	(361)	(826)	(723)
Pro forma	$1,348	$841	$2,255	$1,193

Basic earnings per common share:
As reported	$0.14	$0.10	$0.25	$0.16
Pro forma	$0.11	$0.07	$0.18	$0.10

Diluted earnings per common share:
As reported	$0.14	$0.10	$0.24	$0.16
Pro forma	$0.11	$0.07	$0.18	$0.10

NOTE 3 – EARNINGS PER SHARE

Basic earnings per share is calculated using the weighted average number of shares outstanding during the period.  Diluted earnings per share is computed on the basis of the weighted average basic shares outstanding plus the dilutive effect of outstanding stock options using the “treasury stock” method.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
BASIC EARNINGS PER SHARE:
Net income available to common stockholders	$1,766	$1,202	$3,081	$1,916
Weighted average common shares outstanding	12,377	11,797	12,373	11,791
Per share amount	$0.14	$0.10	$0.25	$0.16

DILUTED EARNINGS PER SHARE:
Net income available to common stockholders	$1,766	$1,202	$3,081	$1,916
Weighted average common shares outstanding	12,377	11,797	12,373	11,791
Add: Dilutive effect of stock options	356	274	341	256

Weighted average dilutive shares outstanding	12,733	12,071	12,714	12,047
Per share amount	$0.14	$0.10	$0.24	$0.16

Options to purchase 298,000 shares of common stock were outstanding but not included in the computation of diluted earnings per share for the three and six months ended June 30, 2003 because the exercise prices were greater than the average market price of the common shares for the periods.  Options to purchase 347,000 and 367,000 shares of common stock were outstanding but not included in the computation of diluted earnings per share for the three and six months ended June 30, 2002, respectively because the exercise prices were greater than the average market price of the common shares for the periods.

NOTE 4 – INVENTORIES (IN THOUSANDS)

	June 30, 2003	December 31, 2002
	(Unaudited)
Raw materials and purchased parts	$4,551	$4,269
Work in process	45	119
Finished goods	1,540	1,567
	6,136	5,955
Less allowance for excess and obsolete inventories	(710)	(634)

	$5,426	$5,321

NOTE 5 – WARRANTIES

The Company’s products are covered by a standard one-year warranty.  Estimated warranty costs are accrued in the same period in which the related revenue is recognized, based on anticipated parts and labor costs, utilizing historical experience.

	(Unaudited)
	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003

Accrued warranties (in thousands):
Beginning of period	$584	$557
Settlements made	(140)	(348)
Change in liability related to product warranties issued	110	345
End of period	$554	$554

NOTE 6 – COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS

The Company has entered into an agreement with Imageware Systems, Inc. that establishes Fargo as a master distributor of ImageWare’s off-the-shelf photo ID badge design and management software.  As part of this agreement, Fargo undertook to purchase $835,000 of ImageWare software as an initial stocking order.  The Company expects to take delivery of this inventory in August.

Sales to one customer accounted for 14.7% and 13.9% of net sales for the second quarter of 2003 and the six months ended June 30, 2003, respectively.  This customer also represented 12.9% of accounts receivable as of June 30, 2003.

NOTE 7 – RECENTLY ISSUED ACCOUNTING PRONOUNCMENTS

In May 2003, the FASB issued SFAS No. 149,  Amendment of Statement 133 on Derivative Instruments and Hedging Activities.  This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133,  Accounting for Derivative Instruments and Hedging Activities.  SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003.  The Company does not expect this standard to impact the Company’s financial statements.

In May 2003, the FASB issued SFAS No. 150,  Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  The statement requires that an issuer classify financial instruments that are within its scope as a liability.  Many of those instruments were classified as equity under previous guidance.  SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003.  Otherwise, it is effective on July 1, 2003.  The Company does not expect this standard to impact the Company’s financial statements.

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

Various risks and uncertainties could cause actual results to differ materially from those expressed in forward-looking statements. These risks and uncertainties include: our ability to protect or enforce our intellectual property rights, particularly with respect to our proprietary consumable supplies; our reliance on sole and single-source suppliers; our ability to obtain rights to third-party technologies that we may want to incorporate into new products; potential manufacturing delays and other problems due to the complex design of our systems; the efforts of our independent distributors and resellers to effectively market and sell our products; and the other factors set forth in our Annual Report on Form 10-K and Item 5 of our Quarterly Report for the period ended March 31, 2003.

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

Results of Operations

The following table sets forth, for the periods indicated, certain unaudited selected financial data expressed as a percentage of net sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	59.5	59.1	59.8	60.2

Gross profit	40.5	40.9	40.2	39.8

Operating expenses:
Research and development	6.8	7.7	7.3	8.0
Selling, general and administrative	17.7	19.9	18.6	19.4
Terminated acquisition costs	—	0.1	—	1.9
Total operating expenses	24.5	27.7	25.9	29.3

Operating income	16.0%	13.2%	14.3%	10.5%

Comparison of Three Months Ended June 30, 2003 and 2002

Net sales.  Net sales increased 11.9% to $16.5 million for the three-month period ended June 30, 2003, from $14.7 million in the same period of 2002.  Of the $16.5 million in sales in the second quarter of 2003, sales of equipment increased 10.2% to $7.1 million from $6.4 million in the second quarter of 2002, and sales of supplies increased 13.2% to $9.4 million from $8.3 million in the second quarter of 2002. The increase in equipment sales is due to an increase in unit volume, partially offset by a decrease in average selling price.  The increase in sales of supplies was primarily due to changes in sales mix as well as volume increases for the three months ended June 30, 2003.

International sales were $5.6 million in the second quarter of 2003 and 2002 and accounted for 34.1% of net sales for the three months ended June 30, 2003, compared to 38.2% of net sales in the same period of 2002.  The decrease in international sales as a percentage of net sales for the three months ended June 30, 2003, is mainly due to an increase in our domestic business, which resulted in a higher proportion of U.S. business in the second quarter of 2003 compared to the same period of 2002.

Gross profit.  Gross profit as a percentage of net sales decreased slightly to 40.5% for the three months ended June 30, 2003, from 40.9% in the same period of 2002.  The decrease in gross profit was primarily due to a change in sales mix and a decrease in the average selling price of equipment, partially offset by improved capacity utilization related to higher sales volume.

Research and development.  Research and development remained steady at approximately $1.1 million for the three months ended June 30, 2003, nearly the same amount incurred during the same period of 2002.  Research and development expenses as a percentage of net sales were 6.8% for the second quarter of 2003, compared to 7.7% for the same period of 2002.  The decrease in research and development expenses as a percentage of net sales is due mainly to the increase in net sales for the three months ended June 30, 2003.

Selling, general and administrative.  Selling, general and administrative expenses remained steady at approximately $2.9 million for the three months ended June 30, 2003, nearly the same amount incurred during the same period of 2002.  As a percentage of net sales, selling, general and administrative expenses were 17.7% in the second quarter of 2003, compared to 19.9% for the same period of 2002.  We experienced increases in payroll and benefits and marketing development funds for the three months ended June 30, 2003.  These increases were offset by a decrease in information technology consulting expenses.  The increase in payroll expense for the three months ended June 30, 2003, was mainly due to higher staffing levels in our sales and administrative departments.

Terminated acquisition costs.  In the second quarter of 2002, we incurred $14,000 of legal, professional and investment banking expenses in connection with our proposed acquisition by another company.  This transaction was terminated in March 2002.

Operating income.  Operating income increased 35.6% to $2.6 million for the quarter ended June 30, 2003, from $1.9 million during the same period of 2002.  As a percentage of net sales, operating income was 16.0% in the second quarter of 2003 compared to 13.2% in the same period of 2002.

Other expense.  Other expense for the three months ended June 30, 2002 was comprised primarily of interest expense, which totaled $149,000.  We had no bank debt outstanding during the three-month period ended June 30, 2003.

Income tax expense.  Income tax expense was $867,000 for the three months ended June 30, 2003, which results in an effective tax rate of 32.9%, compared to income tax expense of $596,000 and an effective tax rate of 33.1% for the same period of 2002.  Income tax expense for both periods includes the recognition of research and experimentation credits.

Comparison of Six Months Ended June 30, 2003 and 2002

Net sales.  Net sales increased 7.4% to $32.0 million for the six-month period ended June 30, 2003, from $29.8 million in the same period of 2002.  Of the $32.0 million in sales for the six months ended June 30, 2003, sales of equipment decreased 1.1% to $12.9 million from $13.0 million in the comparable period of 2002, and sales of supplies increased 14.0% to $19.1 million from $16.8 million in the same period of 2002.  The slight decrease in sales of equipment is mainly due to a decrease in average selling price, partially offset by increased unit volume.  The increase in sales of supplies was mainly the result of price and volume increases for the six months ended June 30, 2003.

International sales increased 6.8% to $12.2 million for the six months ended June 30, 2003, from $11.4 million in the same period of 2002 and accounted for 38.1% of net sales for the six months ended June 30, 2003, compared to 38.4% of net sales in the same period of 2002.  The dollar increase in international sales was principally attributable to increased sales of equipment and supplies in Asia, Australia and the Middle East for the six months ended June 30, 2003.  This is partially offset by a decrease in sales of equipment and supplies in Europe.

Gross profit.  Gross profit as a percentage of net sales increased to 40.2% for the six months ended June 30, 2003, from 39.8% in the same period of 2002.  The increase in gross profit was primarily due to the mix in the period between equipment and supplies revenue.  Gross profit was also positively impacted by material cost reductions and increases in our sales prices for supplies.  This was partially offset by a decrease in average selling price for equipment during the six months ended June 30, 2003.

Research and development.  Research and development expenses decreased to $2.3 million for the six months ended June 30, 2003, from $2.4 million in the same period of 2002. Research and development expenses as a percentage of net sales were 7.3% for the six months ended June 30, 2003, compared to 8.0% for the same period of 2002.  The decrease for the six months ended June 30, 2003, was primarily due to lower costs on prototype parts related to activities in the research and development of new products, partially offset by an increase in salary expense as a result of higher staffing levels.

Selling, general and administrative.  Selling, general and administrative expenses increased slightly to $5.9 million for the six months ended June 30, 2003, from $5.8 million in the same period of 2002.  As a percentage of net sales, selling, general and administrative expenses were 18.6% for the six months ended June 30, 2003, compared to 19.4% for the same period of 2002.  We experienced increased legal and professional fees, business insurance and salary expenses for the six months ended June 30, 2003.  This is partially offset by a decrease in marketing promotion and information technology consulting expenses.  The increase in salary expense for the six months ended June 30, 2003, was mainly due to higher staffing levels in our sales and administrative departments.

Terminated acquisition costs.  For the six-month period ended June 30, 2002, we incurred $552,000 of legal, professional and investment banking expenses in connection with our proposed acquisition by another company.  This transaction was terminated in March 2002.

Operating income.  Operating income increased 47.1% to $4.6 million for the six-month period ended June 30, 2003, from $3.1 million during the same period of 2002.  As a percentage of net sales, operating income was 14.3% for the six months ended June 30, 2003 compared to 10.5% in the same period of 2002.

Other expense.  Other expense was comprised primarily of interest expense, which totaled $20,000 for the six months ended June 30, 2003, compared to $299,000 for the comparable period in 2002.  The interest expense for the six-month period ended June 30, 2003 is mainly from non-use fees on our revolving credit facility.  We had no bank debt outstanding during the six-month period ended June 30, 2003.

Income tax expense.  Income tax expense was $1.5 million for the six months ended June 30, 2003, which results in an effective tax rate of 32.6%, compared to income tax expense of $913,000 and an effective tax rate of 32.3% for the same period of 2002.  Income tax expense for both periods includes the recognition of research and experimentation credits.

Liquidity and Capital Resources

We have historically financed our operations, debt service and capital requirements through cash flows generated from operations.  Working capital was $16.8 million and $12.7 million, respectively, at June 30, 2003, and December 31, 2002.  We had no bank debt outstanding at June 30, 2003 or December 31, 2002.

We believe that funds generated from operations and funds available to us under our revolving credit facility agreement will be sufficient to finance our current operations and planned capital expenditure requirements for at least the next 12 months.

We had cash and cash equivalents of $6.5 million at June 30, 2003, an increase of $4.0 million from $2.5 million at December 31, 2002.  This increase was primarily due to positive net cash flows provided by our operating activities.

Cash provided by operating activities was $4.5 million for the six-month period ended June 30, 2003 compared to $2.4 million for the same period in 2002. Cash provided by operating activities for the six months ended June 30, 2003 was mainly due to net income of $3.1 million, non-cash charges of $1.9 million mainly for depreciation and deferred income taxes and a decrease in accounts receivable of $797,000 primarily related to the timing of sales.  These cash flows were partially offset by an increase in inventories of $105,000 and a decrease in accounts payable and accrued liabilities of $947,000.  The increase in inventories is mainly due to the timing of purchases and the decrease in accounts payable and accrued liabilities is mainly due to the timing of payments and increased revenue activity in the fourth quarter of 2002.  Net cash flows used in investing activities were $650,000 for the six months ended June 30, 2003, and $733,000 in the same period of 2002, solely for the purchases of equipment in each period.  Net cash flows provided by financing activities were $90,000 during the six months ended June 30, 2003, due to proceeds from the issuance of common stock.  Net cash flows used in financing activities were $3.1 million in the same period of 2002, primarily due to payments on our credit facility.

In December 2002, we amended our credit facility, which under the terms of the amendment, was converted to a $5.0 million revolving credit facility, of which there was no outstanding balance at June 30, 2003. The borrowings under the revolving credit facility are limited to eligible accounts receivable and inventories as defined by the agreement. Under the terms of the amended agreement, we may borrow at the prime rate of interest or LIBOR plus a margin of 1.50%. Interest is payable within 30 to 180 days, as defined by the agreement. The amended agreement expires on December 18, 2005.

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

The following critical policies relate to the more significant judgments and estimates used in the preparation of the financial statements:

Revenue Recognition—We recognize revenue when title passes, which generally is at the time of shipment. We provide for estimated warranty costs and estimated returns in the period revenue is recognized. Certain of our customers have arrangements that include stock balancing and return provisions. We provide an allowance for stock balancing based on estimated expected returns. We record changes to our stock balancing estimates by adjusting sales with a corresponding adjustment to the allowance for doubtful accounts and sales returns. Sales to these customers collectively represented 11.7%, 10.2% and 12.4%, respectively, of net sales for the years ended December 31, 2002, 2001 and 2000. Under the terms of the stock balancing agreements, we estimate that the maximum amount of returns is approximately $250,000 at June 30, 2003, of which we have recorded an allowance of $101,000 for stock balancing estimated returns. This allowance is included in our allowance for doubtful accounts and sales returns.

Allowance for doubtful accounts and sales returns—We determine the estimate of the allowance for doubtful accounts and sales returns considering a number of factors, including: (1) historical experience, (2) aging of the accounts receivable, (3) analysis of stock balancing agreements and (4) specific information obtained by us on the financial condition and the current creditworthiness of our customers. If the financing conditions of our customers were to deteriorate and reduce the ability of our customers to make payments on their accounts, we may be required to increase our allowance by recording additional bad debt expense. Likewise, should the financial condition of our customers improve and result in payments or settlements of previously reserved amounts, we may be required to record a reduction in bad debt expense to reverse the recorded allowance. Our allowance for doubtful accounts and sales returns was $400,000 at June 30, 2003.

Allowance for excess and obsolete inventories—We value our inventories at the lower of the actual cost to purchase or manufacture, or the current estimated market value. We regularly review our inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on estimated forecasts of product demand and production requirements for the subsequent twelve and twenty four months. We make every effort to ensure the accuracy of our forecasts of future product demand, however any significant unanticipated changes in demand or technological developments could have a significant impact on the value of inventories and reported operating results. Our allowance for excess and obsolete inventories at June 30, 2003, was $710,000.

Warranty accrual—Our products are covered by a standard one-year warranty from the date of sale. Estimated warranty costs are accrued in the same period in which the related revenue is recognized, based on anticipated parts and labor costs, utilizing historical experience. Our warranty accrual at June 30, 2003, was $554,000.

Deferred tax assets—The realization of our deferred tax assets is dependent upon our ability to generate sufficient future taxable income which we believe is more likely than not. We anticipate future taxable income sufficient to realize the recorded deferred tax assets. Historically, we have generated operating income. Future taxable income is based on our forecasts of operating results, and there can be no assurance that such results will be achieved.  Our deferred tax asset at June 30, 2003, was $23,831,000.

Recently Issued Accounting Standards

In May 2003, the FASB issued SFAS No. 149,  Amendment of Statement 133 on Derivative Instruments and Hedging Activities.  This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133,  Accounting for Derivative Instruments and Hedging Activities.  SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003.  We have reviewed the requirements of this standard and do not expect the standard to have an impact on our financial statements.

In May 2003, the FASB issued SFAS No. 150,  Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  The statement requires that an issuer classify financial instruments that are within its scope as a liability.  Many of those instruments were classified as equity under previous guidance.  SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003.  Otherwise, it is effective on July 1, 2003.  We have reviewed the requirements of this standard and do not expect the standard to have an impact on our financial statements.

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

ITEM 4.               CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were adequate.  There were no changes identified by the principal executive officer and principal financial officer in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II:  OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

We are party to various litigation matters arising from time to time in the ordinary course of business. We do not believe that any legal matters exist that would have a material adverse effect on our business, financial conditions or results of operations.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on May 1, 2003.  The following individuals were elected at the Annual Meeting to serve as directors of Fargo for terms of three years expiring at our 2006 Annual Meeting of Stockholders or until their successors are elected and qualified.  Shares voted in favor of these directors and shares withheld were as follows:

Name	Shares Voted FOR	Shares Withheld

Gary R. Holland	10,332,207	275,532

Kent O. Lillemoe	7,614,747	2,992,992

In addition to the directors named above, the following directors’ terms continued after the Annual Meeting and will expire at the Annual Meeting of Stockholders in the year indicated below:

Name	Term Expires

Elaine A. Pullen	2004

Everett V. Cox	2004

Michael C. Child	2005

William H. Gibbs	2005

Shareholders adopted our 2003 Stock Incentive Plan, with shares voted as follows:

Shares For	7,167,386

Shares Against	791,195

Shares Abstaining	27,239

Broker Non-Vote	2,621,928

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits.

Item No.	Description	Method of Filing

31.1	Certification of Gary R. Holland Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Filed electronically herewith.

31.2	Certification of Paul W.B. Stephenson Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Filed electronically herewith.

32.1	Certification of Gary R. Holland Pursuant to 18 U.S.C Section 1350.	Furnished electronically herewith.

32.2	Certification of Paul W.B. Stephenson Pursuant to 18 U.S.C Section 1350.	Furnished electronically herewith.

(b)                                 Reports on Form 8-K

On April 22, 2003, we filed a report on Form 8-K furnishing under Item 12 the News Release announcing our earnings for the first quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARGO ELECTRONICS, INC.

August 13, 2003	By:	/s/ GARY R. HOLLAND
Gary R. Holland
Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ PAUL W.B. STEPHENSON
Paul W.B. Stephenson
Chief Financial Officer(Principal Financial Officer and Principal Accounting Officer)