Form 10-Q
period 2003-09-30
FARGO ELECTRONICS INC
filed 2003-11-12
CIK 1098834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

As of November 6, 2003, 12,433,429 shares of our Common Stock were outstanding.

PART 1:                                                FINANCIAL INFORMATION

ITEM 1                                                         CONDENSED FINANCIAL STATEMENTS

FARGO ELECTRONICS, INC.
CONDENSED BALANCE SHEETS
(In thousands, except per share data)

	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$9,326	$2,511
Accounts receivable, net	8,701	9,142
Inventories	5,017	5,321
Prepaid expenses	839	252
Deferred income taxes	3,178	3,178

Total current assets	27,061	20,404

Equipment and leasehold improvements, net	2,015	1,494

Deferred income taxes	19,615	22,068
Other	25	43

Total assets	$48,716	$44,009

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$6,613	$7,696

Total current liabilities	6,613	7,696

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value; 50,000 shares authorized, 12,412 and 12,351 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	124	124
Additional paid-in capital	148,743	148,509
Accumulated deficit	(106,764)	(112,304)
Deferred compensation	—	(16)

Total stockholders’ equity	42,103	36,313

Total liabilities and stockholders’ equity	$48,716	$44,009

The accompanying notes are an integral part of the unaudited condensed financial statements.

FARGO ELECTRONICS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Net sales	$17,059	$17,817	$49,030	$47,580

Cost of sales	9,790	10,195	28,899	28,122

Gross profit	7,269	7,622	20,131	19,458

Operating expenses:
Research and development	1,212	1,106	3,558	3,501
Selling, general and administrative	2,562	2,799	8,495	8,573
Terminated acquisition costs	—	—	—	552

Total operating expenses	3,774	3,905	12,053	12,626

Operating income	3,495	3,717	8,078	6,832

Other income (expense):
Interest expense	(5)	(107)	(25)	(406)
Other, net	7	31	15	44

Total other income (expense)	2	(76)	(10)	(362)

Income before provision for income taxes	3,497	3,641	8,068	6,470

Provision for income taxes	1,038	1,215	2,528	2,128

Net income	$2,459	$2,426	$5,540	$4,342

Net income per common share:
Basic earnings per share	$0.20	$0.20	$0.45	$0.36
Diluted earnings per share	$0.19	$0.19	$0.43	$0.36

Weighted average common shares outstanding:
Basic	12,401	12,257	12,383	11,948
Diluted	12,791	12,511	12,745	12,209

The accompanying notes are an integral part of the unaudited condensed financial statements.

FARGO ELECTRONICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2003	2002

Cash flows from operating activities:
Net income	$5,540	$4,342
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	760	746
Loss from disposal of equipment	15	67
Deferred income taxes	2,453	2,128
Deferred compensation	16	21
Changes in operating items:
Accounts receivable	441	(1,823)
Inventories	304	28
Prepaid expenses	(587)	(135)
Accounts payable and accrued liabilities	(1,083)	1,137

Net cash provided by operating activities	7,859	6,511

Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(1,278)	(913)

Net cash used in investing activities	(1,278)	(913)

Cash flows from financing activities:
Proceeds from secondary public offering, net of $549 for offering costs	—	3,152
Payments on notes payable, bank	—	(8,500)
Payments of deferred financing costs	—	(75)
Proceeds from issuance of common stock	234	219

Net cash provided by (used in) financing activities	234	(5,204)

Net increase in cash and cash equivalents	6,815	394

Cash and cash equivalents, beginning of period	2,511	3,586

Cash and cash equivalents, end of period	$9,326	$3,980

The accompanying notes are an integral part of the unaudited condensed financial statements.

FARGO ELECTRONICS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The interim condensed financial statements presented herein as of September 30, 2003, and for the three and nine months ended September 30, 2003 and 2002, are unaudited; however, in our opinion, the interim condensed financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented.

The results of operations and cash flows for the three and nine months ended September 30, 2003, do not necessarily indicate the results to be expected for the full year.  The December 31, 2002, balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These unaudited interim condensed financial statements should be read in conjunction with our financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2002.

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

Had compensation cost for the plan been determined based on the fair value of options at the date of grant, the Company’s net income available to common stockholders and basic and diluted net income per share would have been reduced to the following pro forma amounts:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income available to common stockholders (in thousands):
As reported	$2,459	$2,426	$5,540	$4,342
Deduct: Total stock based employee compensation expense determined under fair value based method, net of related tax effects	(423)	(362)	(1,249)	(1,085)
Pro forma	$2,036	$2,064	$4,291	$3,257

Basic earnings per common share:
As reported	$0.20	$0.20	$0.45	$0.36
Pro forma	$0.16	$0.17	$0.35	$0.27

Diluted earnings per common share:
As reported	$0.19	$0.19	$0.43	$0.36
Pro forma	$0.16	$0.16	$0.34	$0.27

NOTE 3 – EARNINGS PER SHARE

Basic earnings per share is calculated using the weighted average number of shares outstanding during the period.  Diluted earnings per share is computed on the basis of the weighted average basic shares outstanding plus the dilutive effect of outstanding stock options using the “treasury stock” method.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
BASIC EARNINGS PER SHARE:
Net income available to common stockholders	$2,459	$2,426	$5,540	$4,342
Weighted average common shares outstanding	12,401	12,257	12,383	11,948
Per share amount	$0.20	$0.20	$0.45	$0.36

DILUTED EARNINGS PER SHARE:
Net income available to common stockholders	$2,459	$2,426	$5,540	$4,342
Weighted average common shares outstanding	12,401	12,257	12,383	11,948
Add: Dilutive effect of stock options	390	254	362	261

Weighted average dilutive shares outstanding	12,791	12,511	12,745	12,209
Per share amount	$0.19	$0.19	$0.43	$0.36

All outstanding options to purchase shares of common stock were included in the computation of diluted earning per share for the three months ended September 30, 2003 because the exercise prices were less than the average market price of the common shares for the period.  Options to purchase 289,000 shares of common stock were outstanding but not included in the computation of diluted earnings per share for the nine months ended September 30, 2003 because the exercise prices were greater than the average market price of the common shares for the period.  Options to purchase 364,000 shares of common stock were outstanding but not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2002 because the exercise prices were greater than the average market price of the common shares for the periods.

NOTE 4 – INVENTORIES (IN THOUSANDS)

	September 30, 2003	December 31, 2002
	(Unaudited)
Raw materials and purchased parts	$4,329	$4,269
Work in process	42	119
Finished goods	1,454	1,567
	5,825	5,955
Less allowance for excess and obsolete inventories	(808)	(634)

	$5,017	$5,321

NOTE 5 – WARRANTIES

The Company’s products are generally covered by a standard one-year warranty.  In certain cases the Company provides a longer warranty period.  Estimated warranty costs are accrued in the same period in which the related revenue is recognized, based on anticipated parts and labor costs, utilizing historical experience.

	(Unaudited)
	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003

Accrued warranties (in thousands):
Beginning of period	$554	$557
Settlements made	(89)	(439)
Change in liability related to product warranties issued	89	436
End of period	$554	$554

NOTE 6 – COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS

The Company entered into an agreement with Imageware Systems, Inc. that established Fargo as a master distributor of ImageWare’s off-the-shelf photo ID badge design and management software.  As part of this agreement, Fargo purchased $835,000 of ImageWare software as an initial stocking order.  The Company received $315,000 of inventory in the third quarter of 2003 and took delivery of the remaining $520,000 of inventory in October 2003.

Sales to one customer accounted for 11.3% and 12.0% of net sales for the third quarter of 2003 and 2002, respectively.  Sales to this customer accounted for 13.0% and 10.3% of net sales for the nine months ended September 30, 2003 and 2002, respectively.

NOTE 7 – RECENTLY ISSUED ACCOUNTING PRONOUNCMENTS

In May 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.  This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities.  SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003.  The adoption of this standard did not impact the Company’s financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  The statement requires that an issuer classify financial instruments that are within its scope as a liability.  Many of those instruments were classified as equity under previous guidance.  SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003.  Otherwise, it is generally effective on July 1, 2003.  The adoption of this standard did not impact the Company’s financial statements.

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

Various risks and uncertainties could cause actual results to differ materially from those expressed in forward-looking statements. These risks and uncertainties include:  product acceptance and customer demand for Fargo’s card personalization systems and proprietary supplies; actions taken and alternative products marketed by Fargo’s competitors; supplier relationships, including reliance on sole and single-source suppliers; manufacturing or design defects that we may discover after shipment; lack of inventories of component parts or finished goods; our focus on the identification card personalization market; continuing technological changes in our industry; our dependence on a distribution network and the reaction of this network to changes in distribution programs; domestic and international regulations and standards; our dependence on international sales; material changes in orders placed by large end users; challenges in effectively managing growth; our dependence on technologies we do not own; complex design and manufacturing delays; protecting and enforcing intellectual property rights; inadequate protection against infringement claims; adverse economic and business conditions. For more detail, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

In September 2003, we announced the introduction of a new distribution program for our channel partners.  The new program categorizes our U.S. distribution partners into three complementary, yet separate, program tracks.  Fargo Solution Providers will provide retail customers with sales, service and integration expertise on our full line of Professional and Persona Series products and systems.  Fargo Value Added Distributors will provide in-depth integration expertise and support for Fargo Solution Providers and end user customers on our full line of products and systems.  Fargo Distributors will provide product distribution services to Fargo Solution Providers and Persona Series resellers.  Each category has the option to work exclusively with us to develop market share and expertise in the markets they serve.  The program continues our two-product line strategy with restricted distribution on our Professional Series integrator products and broad distribution of our Persona products.  The new program resulted from a review of our existing and future channel requirements, our partners' needs and the products that are under development by us.  We believe that this new distribution structure will be attractive to both current and new distribution partners.  However, it is currently too early to assess the results of the changes or their potential impact on our results of operations or financial condition.

Results of Operations

The following table sets forth, for the periods indicated, certain unaudited selected financial data expressed as a percentage of net sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	57.4	57.2	58.9	59.1

Gross profit	42.6	42.8	41.1	40.9

Operating expenses:
Research and development	7.1	6.2	7.3	7.4
Selling, general and administrative	15.0	15.7	17.3	18.0
Terminated acquisition costs	—	—	—	1.2
Total operating expenses	22.1	21.9	24.6	26.6

Operating income	20.5%	20.9%	16.5%	14.3%

Comparison of Three Months Ended September 30, 2003 and 2002

Net sales.  Net sales decreased 4.3% to $17.1 million for the three-month period ended September 30, 2003, from $17.8 million in the same period of 2002.  Of the $17.1 million in sales in the third quarter of 2003, sales of equipment decreased 7.3% to $6.4 million from $6.9 million in the third quarter of 2002, and sales of supplies decreased 2.3% to $10.7 million from $10.9 million in the third quarter of 2002. The decrease in sales of equipment is mainly due to a decrease in average selling price, partially offset by a change in product mix and an increase in unit volume.  The decrease in sales of supplies was primarily due to changes in the mix of supplies sold as well as volume decreases for the three months ended September 30, 2003.

International sales increased 5.5% to $6.1 million for the three months ended September 30, 2003, from $5.8 million in the same period of 2002 and accounted for 35.8% of net sales for the three-month period ended September 30, 2003, compared to 32.4%

of net sales in the same period of 2002.  The dollar increase in international sales was principally attributable to increased sales of equipment and supplies in Canada, Mexico and the Middle East for the three months ended September 30, 2003.  This is partially offset by a decrease in sales of equipment in Australia.

Gross profit.  Gross profit as a percentage of net sales decreased slightly to 42.6% for the three months ended September 30, 2003, from 42.8% in the same period of 2002.  The decrease in gross profit was primarily due to a change in sales mix and a decrease in the average selling price of equipment, partially offset by decreased overhead costs.

Research and development.  Research and development increased to $1.2 million for the three months ended September 30, 2003, from $1.1 million in the same period of 2002.  Research and development expenses as a percentage of net sales were 7.1% for the third quarter of 2003, compared to 6.2% for the same period of 2002.  For the three month period ended September 30, 2002, research and development expenses are net of approximately $100,000 charged by us to a third party for certain engineering development work.

Selling, general and administrative.  Selling, general and administrative expenses decreased to $2.6 million for the three months ended September 30, 2003, from $2.8 million in the same period of 2002.  As a percentage of net sales, selling, general and administrative expenses were 15.0% in the third quarter of 2003, compared to 15.7% for the same period of 2002.  The decrease in selling, general and administrative expenses is due primarily to lower advertising, promotion and new product marketing expenses due to the timing of new product introductions.

Operating income.  Operating income decreased 6.0% to $3.5 million for the quarter ended September 30, 2003, from $3.7 million during the same period of 2002.  As a percentage of net sales, operating income was 20.5% in the third quarter of 2003 compared to 20.9% in the same period of 2002.

Other expense.  Other expense for the three months ended September 30, 2002 was comprised primarily of interest expense, which totaled $107,000.  We had no bank debt outstanding during the three-month period ended September 30, 2003.

Income tax expense.  Income tax expense was $1.0 million for the three months ended September 30, 2003, which results in an effective tax rate of 29.7%, compared to income tax expense of $1.2 million and an effective tax rate of 33.4% for the same period of 2002.  The lower effective tax rate for the three-month period ended September 30, 2003 was the result of the recognition of approximately $126,000 of additional tax credits related to a prior year, which was settled in the third quarter of 2003.  Excluding these tax credits, the effective tax rate would have been 33.3% for the three months ended September 30, 2003.  Income tax expense for both periods includes the recognition of research and experimentation credits.

Comparison of Nine Months Ended September 30, 2003 and 2002

Net sales.  Net sales increased 3.0% to $49.0 million for the nine-month period ended September 30, 2003, from $47.6 million in the same period of 2002.  Of the $49.0 million in sales for the nine months ended September 30, 2003, sales of equipment decreased 3.2% to $19.3 million from $20.0 million in the comparable period of 2002, and sales of supplies increased 7.6% to $29.7 million from $27.6 million in the same period of 2002.  The decrease in sales of equipment is mainly due to a decrease in average selling price and the timing of project shipments, partially offset by a change in product mix and an increase in unit volume.  The increase in sales of supplies was primarily due to changes in sales mix as well as price increases for the nine months ended September 30, 2003.

International sales increased 6.4% to $18.3 million for the nine months ended September 30, 2003, from $17.2 million in the same period of 2002 and accounted for 37.3% of net sales for the nine months ended September 30, 2003, compared to 36.1% of net sales in the same period of 2002.  The dollar increase in international sales was principally attributable to increased sales of equipment and supplies in Asia, Mexico and the Middle East and increased sales of supplies in Canada for the nine months ended September 30, 2003.  This is partially offset by a decrease in sales of supplies in Europe and Africa.

Gross profit.  Gross profit as a percentage of net sales increased to 41.1% for the nine months ended September 30, 2003, from 40.9% in the same period of 2002.  The increase in gross profit was primarily due to the mix in the period between equipment and supplies revenue, by increases in our sales prices for supplies and by improved capacity utilization related to higher sales volume.  This was partially offset by a decrease in the average selling price for equipment during the nine months ended September 30, 2003.

Research and development.  Research and development expenses increased to $3.6 million for the nine months ended September 30, 2003, from $3.5 million in the same period of 2002. Research and development expenses as a percentage of net sales were 7.3% for the nine months ended September 30, 2003, compared to 7.4% for the same period of 2002.  For the nine month period ended September 30, 2002, research and development expenses are net of approximately $100,000 charged by us to a third party for certain engineering development work.

Selling, general and administrative.  Selling, general and administrative expenses decreased slightly to $8.5 million for the nine months ended September 30, 2003, from $8.6 million in the same period of 2002.  As a percentage of net sales, selling, general and administrative expenses were 17.3% for the nine months ended September 30, 2003, compared to 18.0% for the same period of 2002.  The decrease in selling, general and administrative expenses is due primarily to lower advertising, promotion, new product marketing and information technology consulting expenses.  The decrease in advertising and promotions and new product brochures expenses is due to the timing of new product introductions.   This is partially offset by increased legal and professional fees, directors’ fees and salary expenses for the nine months ended September 30, 2003.

Terminated acquisition costs.  For the nine-month period ended September 30, 2002, we incurred $552,000 of legal, professional and investment banking expenses in connection with our proposed acquisition by another company.  This transaction was terminated in March 2002.

Operating income.  Operating income increased 18.2% to $8.1 million for the nine-month period ended September 30, 2003, from $6.8 million during the same period of 2002.  As a percentage of net sales, operating income was 16.5% for the nine months ended September 30, 2003 compared to 14.3% in the same period of 2002.

Other expense.  Other expense was comprised primarily of interest expense, which totaled $25,000 for the nine months ended September 30, 2003, compared to $406,000 for the comparable period in 2002.  The interest expense for the nine-month period ended September 30, 2003 is mainly from non-use fees on our revolving credit facility.  We had no bank debt outstanding during the nine-month period ended September 30, 2003.

Income tax expense.  Income tax expense was $2.5 million for the nine months ended September 30, 2003, which results in an effective tax rate of 31.3%, compared to income tax expense of $2.1 million and an effective tax rate of 32.9% for the same period of 2002.  The lower effective tax rate for the nine-month period ended September 30, 2003 was the result of the recognition of approximately $126,000 of additional tax credits related to a prior year, which was settled in the third quarter of 2003.  Excluding these tax credits, the effective tax rate would have been 32.9% for the nine months ended September 30, 2003.  Income tax expense for both periods includes the recognition of research and experimentation credits.

Liquidity and Capital Resources

We have historically financed our operations, debt service and capital requirements through cash flows generated from operations.  Working capital was $20.4 million and $12.7 million, respectively, at September 30, 2003, and December 31, 2002.  We had no bank debt outstanding at September 30, 2003 or December 31, 2002.

We believe that funds generated from operations and funds available to us under our revolving credit facility agreement will be sufficient to finance our current operations and planned capital expenditure requirements for at least the next 12 months.

We had cash and cash equivalents of $9.3 million at September 30, 2003, an increase of $6.8 million from $2.5 million at December 31, 2002.  This increase was primarily due to positive net cash flows provided by our operating activities.

Cash provided by operating activities was $7.9 million for the nine-month period ended September 30, 2003 compared to $6.5 million for the same period in 2002. Cash provided by operating activities for the nine months ended September 30, 2003 was mainly due to net income of $5.5 million, non-cash charges of $3.2 million mainly for depreciation and deferred income taxes, a decrease in accounts receivable of $441,000 primarily related to the timing of sales and a decrease in inventories of $304,000.  These cash flows were partially offset by an increase in prepaid expenses of $587,000 and a decrease in accounts payable and accrued liabilities of $1.1 million.  The increase in prepaid expenses is mainly due to our purchase of  $835,000 of ImageWare Systems Inc. software as an initial stocking order.  We received $315,000 of this software in the third quarter of 2003 and took delivery of the remaining $520,000 of software in October 2003.  The decrease in accounts payable and accrued liabilities is mainly due to the timing of payments and increased revenue activity in the fourth quarter of 2002.  Net cash flows used in investing activities were $1.3 million for the nine months ended September 30, 2003, and $913,000 in the same period of 2002, solely for the purchases of equipment in each period.  Net cash flows provided by financing activities were $234,000 during the nine months ended September 30, 2003, due to proceeds from the issuance of common stock.  Net cash flows used in financing activities were $5.2 million in the same period of 2002, due to payments on our credit facility, partially offset by proceeds from our secondary public offering.

In December 2002, we amended our credit facility, which under the terms of the amendment, was converted to a $5.0 million revolving credit facility, of which there was no outstanding balance at September 30, 2003. The borrowings under the revolving credit facility are limited to eligible accounts receivable and inventories as defined by the agreement. Under the terms of the amended agreement, we may borrow at the prime rate of interest or LIBOR plus a margin of 1.50%. Interest is payable within 30 to 180 days, as defined by the agreement. The amended agreement expires on December 18, 2005.

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

The following critical policies relate to the more significant judgments and estimates used in the preparation of the financial statements:

Revenue Recognition—We recognize revenue when title passes, which generally is at the time of shipment. We provide for estimated warranty costs and estimated returns in the period revenue is recognized. Certain of our customers have arrangements that include stock balancing and return provisions. We provide an allowance for stock balancing based on estimated expected returns. We record changes to our stock balancing estimates by adjusting sales with a corresponding adjustment to the allowance for doubtful accounts and sales returns. Sales to these customers collectively represented 11.7%, 10.2% and 12.4%, respectively, of net sales for the years ended December 31, 2002, 2001 and 2000. Under the terms of the stock balancing agreements, we estimate that the maximum amount of returns is approximately $280,000 at September 30, 2003, of which we have recorded an allowance of $184,000 for stock balancing estimated returns. This allowance is included in our allowance for doubtful accounts and sales returns.

Allowance for doubtful accounts and sales returns—We determine the estimate of the allowance for doubtful accounts and sales returns considering a number of factors, including: (1) historical experience, (2) aging of the accounts receivable, (3) analysis of stock balancing agreements and (4) specific information obtained by us on the financial condition and the current creditworthiness of our customers. If the financing conditions of our customers were to deteriorate and reduce the ability of our customers to make payments on their accounts, we may be required to increase our allowance by recording additional bad debt expense. Likewise, should the financial condition of our customers improve and result in payments or settlements of previously reserved amounts, we may be required to record a reduction in bad debt expense to reverse the recorded allowance. Our allowance for doubtful accounts and sales returns was $400,000 at September 30, 2003.

Allowance for excess and obsolete inventories—We value our inventories at the lower of the actual cost to purchase or manufacture, or the current estimated market value. We regularly review our inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on estimated forecasts of product demand and production requirements for the subsequent twelve and twenty four months. We make every effort to ensure the accuracy of our forecasts of future product demand, however any significant unanticipated changes in demand or technological developments could have a significant impact on the value of inventories and reported operating results. Our allowance for excess and obsolete inventories at September 30, 2003, was $808,000.

Warranty accrual—Our products are generally covered by a standard one-year warranty from the date of sale. In certain cases we provide a longer warranty period.  Estimated warranty costs are accrued in the same period in which the related revenue is recognized, based on anticipated parts and labor costs, utilizing historical experience. Our warranty accrual at September 30, 2003, was $554,000.

Deferred tax assets—The realization of our deferred tax assets is dependent upon our ability to generate sufficient future taxable income which we believe is more likely than not. We anticipate future taxable income sufficient to realize the recorded deferred tax assets. Historically, we have generated operating income. Future taxable income is based on our forecasts of operating results, and there can be no assurance that such results will be achieved.  Our deferred tax asset at September 30, 2003, was $22,793,000.

Recently Issued Accounting Standards

In May 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.  This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities.  SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003.  The adoption of this standard did not have an impact on our financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  The statement requires that an issuer classify financial instruments that are within its scope as a liability.  Many of those instruments were classified as equity under previous guidance.  SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003.  Otherwise, it is generally effective on July 1, 2003.  The adoption of this standard did not have an impact on our financial statements.

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits.

Item No.	Description	Method of Filing

10.1	Fargo Electronics, Inc. 2003 Stock Incentive Plan	Filed electronically herewith.

31.1	Certification of Gary R. Holland Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Filed electronically herewith.

31.2	Certification of Paul W.B. Stephenson Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Filed electronically herewith.

32.1	Certification of Gary R. Holland Pursuant to 18 U.S.C Section 1350.	Furnished electronically herewith.

32.2	Certification of Paul W.B. Stephenson Pursuant to 18 U.S.C Section 1350.	Furnished electronically herewith.

(b)                                 Reports on Form 8-K

On July 22, 2003, we filed a report on Form 8-K furnishing under Item 12 the News Release announcing our earnings for the second quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARGO ELECTRONICS, INC.

November 12, 2003	By:	/s/ GARY R. HOLLAND
Gary R. Holland
Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ PAUL W.B. STEPHENSON
Paul W.B. Stephenson
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)