Form 10-K
period 2003-12-31
FARGO ELECTRONICS INC
filed 2004-03-15
CIK 1098834

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Common Stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒  No ☐

As of March 12, 2004, 12,480,305 shares of the Registrant’s common stock were outstanding. The aggregate market value of the Registrant’s outstanding common stock as of June 30, 2003, the last business day of Registrant’s most recently completed second fiscal quarter (based upon the last sale price of a share of common stock on that date as reported by the Nasdaq National Market), excluding outstanding shares beneficially owned by directors and executive officers, was $115,726,788.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the registrant’s Proxy Statement for its 2004 Annual Meeting to be held on May 4, 2004.

PART I

Item 1.                    BUSINESS

(a)           General Development of the Business

We are a leading developer, manufacturer and supplier of card identity systems that personalize plastic identification cards with digital images, text, lamination, and electronically encoded information.  The media used with our systems includes dye sublimation ribbons, overlaminates, thermal resin ribbons, printheads, inkjet cartridges, inkjet card cartridges and blank cards. The sale of this media provides us with a significant recurring revenue stream.

Our systems are focused on printers and media, but have expanded to include software, cameras, tripods and other related components that we offer to our distribution channel as bundled systems.  We have established relationships with software manufacturers to enhance our offerings and address new end user demands for more functionally integrated systems.

We market and sell our products exclusively through a distribution channel of system integrators, independent distributors and resellers in more than 80 countries worldwide. We estimate that as of December 31, 2003, we have manufactured and sold more than 80,000 systems.

End-users of our card identity systems create personalized cards for a wide variety of applications including:

•              Corporate security and access;

•              Drivers’ licenses, government and military identification;

•              Student identification and access;

•              Public transportation access;

•              Loyalty programs;

•              Recreation and gaming;

•              Healthcare patient identification; and

•              Event badging.

Since our inception in 1974, we have used our engineering expertise and knowledge of printing and data encoding to build a reputation for technological leadership in our industry. Historically, we have leveraged our engineering capabilities to develop systems for multiple markets, including bar code printers, color office printers and card personalization systems. In February 1998, we restructured our business and completed a recapitalization of Fargo. As part of the restructuring, we focused our business exclusively on the card personalization market.

On July 31, 2001, we entered into an acquisition agreement pursuant to which we agreed to be acquired by Zebra Technologies Corporation.  On March 27, 2002, Fargo and Zebra agreed to terminate the acquisition agreement due to the mutual conclusion that the FTC would not approve the acquisition. For more information on the tender offer, see Note 3 to our financial statements beginning on page F-10.

In July, 2002, we completed a secondary public offering of 525,000 newly issued shares of common stock, resulting in net proceeds of $3,137,000, which were used to pay down outstanding debt.  At that time, St.Paul Venture Capital Partners, one of our two original venture capital partners, sold its entire holdings and TA Associates, our other original venture capital partner sold 500,000 shares. For more information about the offering, see Note 2 to our financial statements beginning on page F-10.  In November 2002, TA Associates disposed of the remainder of its holdings.

Fargo was originally incorporated in North Dakota in 1979 and reincorporated as a Minnesota corporation in 1985. We reincorporated as a Delaware corporation shortly before our initial public offering of common stock in February, 2000. Our principal executive offices are located at 6533 Flying Cloud Drive, Eden Prairie, Minnesota 55344, and our telephone number is (952) 941-9470. Our Web site address is www.fargo.com. Copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports, are available free of charge on our web site as soon as reasonably practicable after such material is filed with, or furnished to, the Securities and Exchange Commission.  Such forms are also available at the Securities and Exchange Commission’s web site at www.sec.gov.

(b)           Financial Information About Segments

Our business is organized, managed and internally reported as a single segment. Geographical sales information is contained in Note 10 to our financial statements on page F-17 of this report, and is incorporated in this item by reference.

(c)           Narrative Description of the Business

Our Industry

Background

The first widely used method of producing identification cards was to overlay instant photographs and typeset text or logos on a paper card, then apply a plastic laminate over the card. This method is commonly known as “cut and paste.” The development of digital imaging and direct-to-card thermal dye sublimation processes in the late 1980s led to the availability of systems that could create cards that are more durable than cut and paste cards.  These digital cards have superior graphic and design capabilities that are more difficult to alter or forge.  A significant trend in the 1990s was the replacement of cut and paste systems with digital direct to card systems.

In the late 1990s, systems incorporating reverse image printing, such as our High Definition Printing (HDP) process, enabled high quality images to be printed on cards with even or uneven surfaces and of varying size and thickness, such as smart cards and proximity cards. Many high-end governmental applications are using these sophisticated electronic cards that are well suited for High Definition Printing.

In 2003, we introduced the industry’s first desktop ink jet printers designed specifically for printing on plastic cards, the CardJet 410 and Persona CardJet C7.  Ink jet is a simple, familiar technology for many entry-level users.  We have seen demand by end users for simpler, easy to use systems, where many of the components are integrated together.  In response, we have bundled our printers with simple badging software, cameras and supplies.

Ongoing Industry Trends

We believe certain social, technological and commercial factors are increasing the demand for personalized identification and access cards. Concern for personal safety and property protection has heightened in the wake of the terrorist attacks of September 11, 2001, ongoing terrorist activities worldwide, as well as other well-publicized security breaches and violence at government facilities, businesses, hospitals and schools. Actions in response to these concerns by governments, such as the creation of the Homeland Security department in the United States, continue to grow.  Personalized identification cards are increasingly being used as a means of both visual and electronic identification and access control. In addition, new applications for personalized cards are being driven by technologies such as magnetic stripes, proximity sensors, biometric technologies, optical data storage cards and small computer chips called “smart chips” that store and process information on cards.

We believe that these phenomena—the need for security, governmental activity for identification of citizens and visitors and the development of new technologies—will foster a growing market for digital card printing systems. More specifically, we expect the market for card printing systems to continue to grow worldwide due to the following trends:

•              New and broader markets for personalized IDs and access cards as concern for personal safety and property protection spreads to regions and markets that have traditionally been considered lower risk;

•              Increasing integration of biometric technologies such as fingerprint reading with personalized card systems for added security;

•              The increasing use of smart cards in high end applications;

•              Government initiatives to establish national ID programs; and

•              Continuing migration among users from analog, film-based systems to digital systems.

We have seen the worldwide recessionary environment impact the demand for printer systems.  The market has become fragmented, with tiers developing in the entry-level, mid-range and high-end.  Much of the market has moved toward lower-priced printers as new entrants and more stable printer platforms have been introduced and end users have chosen less expensive alternatives.  In this tier, where the end user does not need advanced security features but merely wants to print a card, there is greater price shopping.  In addition, these customers have demanded the bundled systems that we are now producing.  The mid level market, where card security is important but not paramount, has become more price sensitive during the recession. High-end customers who require significant integration, higher security and more durable cards are now working more with prime contractors and large system integrators.

We have also seen new channels of distribution arising or becoming more important.  The internet has become a more viable method for end users to research and purchase printing systems.  We have also seen the growth in channels such as the “auto ID” channel, which is primarily a supply chain management distribution system typically selling bar code printers and related media.  We believe that the changes that we introduced for our distribution system in October of 2003 will better position us to compete in this market.

Industry Technology

Central Issue Versus Instant Issue

Two general types of systems characterize the digital card personalization market: “central issue” and “instant issue” systems. Central issue systems typically involve batch processing, printing and, in the case of credit and debit cards, embossing (raising of certain areas of the card to form letters or numbers) of plastic cards, typically at a different location from where the relevant data is collected. Cards are usually sent or issued to individuals days or weeks after the initial processing begins, often by mail. Central issue processing is typically used in large-scale programs such as processing of credit cards and issuing of driver’s licenses. Central issue systems are generally much larger and substantially more expensive than instant issue systems.   However, some central issuance locations network multiple desktop printing systems rather than a single large central issuance machine.

Instant issue systems, which are typically desktop systems, are used to print personalized cards on demand for issue to the cardholder within moments after processing. Instant issue systems reduce the time, costs and likelihood of theft or loss associated with distribution of cards from centralized systems. In the 1990s, instant issue systems were typically sold into small and medium scale applications such as corporate for access control or employee badging, and universities for student identification. These systems have now also been adopted by governmental agencies for driver’s licenses, national identification programs and military personnel identification that were once the province of central issuance printers.

Digital Card Personalization Technologies

Currently, there are two principal digital card printing technologies used by instant issue systems to print personalized cards: direct-to-card dye-sublimation printing and reverse image printing. We believe that inkjet printing will become another important card printing technology. With the shipment of our CardJet 410 and Persona C7 inkjet printers in 2003, we believe we are the only company in the desktop ID card market that has developed products that incorporate each of these technologies.

Central issuance machines use these three technologies, but also may incorporate technologies such as laser engraving and inks that require ultra-violet curing.  Another process that has recently been applied to ID cards is resin transfer, which is a process similar to our High Definition Printing except that the colors are created by colored resin rather than by dyes.

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

Reverse image printing, as used in our High Definition Printers, prints images onto a special film, which is then laminated onto the surface of a blank card through heat and pressure. Because the graphics and text are printed on the underside of the film, the image is “sandwiched” between the film and the card.  This process results in exceptional print quality, high durability and the ability to print on a wide variety of cards, including biodegradable cards.  Proximity cards and smart cards, which tend to have uneven surfaces due to embedded wires and smart chips, have more successful printing results using High Definition Printing. We believe that we are one of only two companies that manufacture products using this technology.  A third competitor uses resin transfer technology that has similar transfer characteristics as our High Definition Printing process.

Inkjet printing systems, because they are simple to use, quiet and very reliable, have become the standard printing technology for desktop computing worldwide. We believe this non-impact printing technology has not previously been used in the card market, because the inks are water-based and traditionally do not readily adhere to plastic cards.   Using a patented coating on its Teslin® material, PPG Industries worked in cooperation with us to develop a card that is receptive to inkjet printing. HP, the worldwide leader in inkjet printing, has assisted us in integrating their inkjet technology into our systems, and by combining these technologies with PPG’s cards, we are now offering what we believe is the first inkjet card printing system designed specifically for the card market.

Data Encoding

In addition to printed photographs, text and bar codes, card printing systems can encode personalized data on magnetic stripes, smart cards, proximity cards and optical data storage cards.

Magnetic stripe technology is the oldest and most widely used technology for encoding identification and storing data on cards. When the cards are swiped through a reader, the data is interpreted and the cards can be used for identification, access control, loyalty, records management and more.

Smart cards commonly refer to any plastic card with an embedded integrated circuit microchip or an on-board microprocessor. With “contact” smart cards, data is accessed by direct contact between a smart card reader and a gold plate on the card face. “Contactless” smart cards have an electronic microchip and embedded antenna that allow the card to communicate with an antenna/coupler unit without physical contact.

Proximity cards have embedded electronic circuits that store data and can be read by a proximity reading device without the need for the card to make physical contact with the reader. Users can leave their proximity cards inside their wallet or purse while the reader processes the code, making the convenience of proximity cards increasingly popular for access control applications.

Optical Data Storage Cards have a laser read-write surface that is created similarly to compact discs.  This technology is being used for high data storage and government applications such as the Canadian Green Card and the United States Visa Program.

Our Products

Card Identity Systems

We currently manufacture four different product lines, packaged into two selling lines, with a variety of options in each product line. We sell our products to distributors and integrators who offer them to end-users as part of a system they integrate with other companies’ components, or as a bundle that we put together including a digital camera and software.  All of our systems are designed to be interoperable with the hardware, software and other equipment most often used by our integrators.

Our Professional Series offers premium features and advanced technologies. Professional Series systems are sold through a limited number of integrators, value added distributors and distributors who have agreed to meet certain criteria for carrying the Professional Series lines. Our Persona Series, targeted to the entry-level end-user, is distributed without such limitations.

The following chart sets forth our product lines, suggested retail price ranges and the markets we believe they address.  We have announced plans to introduce new products in 2004 that may augment or replace products on this chart.

	Professional Series				Persona Series
	High Definition	Lamination	Direct-to-Card	Inkjet	Direct-to-Card	Inkjet
Models:	HDP Printers and HDP lamination	Pro-LX DTC 500-LC	DTC 500 Series	CardJet 410	C25, C16, C11	CardJet C7

Suggested Retail Price:	$8,400 - $19,400	$7,500 - $12,300	$3,000 - $9,300	$2,000 -$2,600	$2,000 - $5,595	$1,800 - $2,400
Horizontal Markets
High Security	X	X
Smart Cards	X	X	X
Access Control	X	X	X		X
Cut and Paste ID				X	X	X
Vertical Markets
Corporate ID	X	X	X	X	X	X
National ID	X	X
Drivers’ Licenses	X	X
Government/Military	X	X	X	X
Transportation	X	X
Healthcare	X		X
Universities		X	X		X
Corrections		X	X
Sports & Leisure		X	X		X
K-12 Schools		X	X	X	X	X
Health Clubs			X	X	X	X
Retail & Loyalty			X	X	X	X
Casinos			X	X	X
Manufacturing Plants				X		X
Libraries				X		X
Events			X	X	X

Our HDP systems print images onto a special film, which is then laminated onto the surface of a blank card through heat and pressure.  These systems are typically used for high-volume and security applications, especially those integrating smart cards or proximity cards. With the introduction of the first integrated lamination module on the HDP printers, the HDP820-LC, increased durability and security features are now available.

Our Pro-LX and DTC500-LC card printer/encoders use direct-to-card printing technology and include either a field upgradeable or an integrated lamination station. The overlaminates provide greater durability for the card, and can have unique security features. These systems are typically used for high-volume applications that require the highest level of card durability or special security features such as driver’s licenses and other government identification applications.

Our DTC500 series card identity systems use direct-to-card technology and offer a variety of printing options including single-sided printing, dual-sided printing, and dual hoppers. These systems are typically used in moderate-volume applications such as corporate identification, education and gaming.

Our new CardJet 410 and Persona CardJet C7 card identity systems use inkjet technology. We have marketed these products to address the needs of low-volume users and end-users who currently use analog “cut and paste” products.

Our Persona C25, C16 and C11 card identity systems use direct-to-card technology. These products are widely distributed, offer single-sided and dual-sided printing and have fewer features than our DTC500 series printer systems.

Fargo Certified Supplies

A significant portion of our business is in the sale of consumable supplies, such as ribbons, overlaminates and blank cards. Sales of these products accounted for approximately 60%, 57% and 56% of our net sales of card personalization products in 2003, 2002 and 2001, respectively. Our consumable supplies business provides us with recurring revenue because most of our supplies contain proprietary elements that are unique to our systems. We engineer these supplies in cooperation with the manufacturers of these materials. These supplies are designed and manufactured to produce cards with high-quality images and minimize operator errors. We also sell replacement parts and extended warranties for our systems.

Our media includes:

•              Ribbons.  The dye based ribbons are partitioned by a number of consecutive colored panels.  During printing, a printhead containing hundreds of thermal elements heats the dyes on the ribbon, which vaoporize and diffuse into the surface of the card. Each ribbon prints a fixed number of cards so that an end-user or integrator can calculate the number of ribbons needed to print a certain number of cards.

•              Overlaminates.  Overlaminates are a second layer applied after the printing process to increase the durability of the cards. These overlaminates are available in clear material, standard holographic material, and as a custom application.  End-users may customize the holograph in the overlaminate in order to enhance the security features.

•              Blank cards.  We sell the blank cards on which images and text are printed to create identification cards. Our UltraCard brand of cards is optically scanned to ensure that they are as clean and defect-free as possible. Blank cards are essentially a commodity item that may be purchased through a variety of sources.

•              Visual Security Solution cards.   These blank cards have a generic or customized hot stamp hologram to allow for quick identification of valid cards by visual inspection.

•              Inkjet cartridges.  We sell the inkjet cartridges that are used in our CardJet brand of inkjet printer.  These cartridges have a radio frequency identification system that relays information about the status of the cartridge to the end-user and will print an exact number of cards.

•              Inkjet card cartridges.  We also sell card cartridges that contain blank inkjet-receptive cards for our CardJet printers. Each cartridge contains a contact smart chip to ensure that the cartridge is properly connected and provides information on the number of cards remaining in the cartridge.

Research and Product Development

Our research and development strategy is to identify and incorporate new technologies, developed by us and others, so that our products provide end-users with the best card identity systems available. We have adopted a design and development approach that will allow us to integrate new technologies into our product offering quickly and efficiently. We believe that emerging technologies, such as smart cards and biometrics, will provide us with new opportunities to differentiate our systems from those of our competitors. We strive to involve our independent integrators to help us determine the needs of end-users, assess our systems and better predict market acceptance of new products.

We have begun to work with ImageWare Systems, one of the leading developers of identification badging software, to pursue development of integrated software and hardware solutions that provide additional value, ease of use and ease of integration to our distribution network and end users of our printing systems.

We have assembled a highly trained staff of electrical, mechanical and chemical engineers, and we devote significant resources to developing new card identity solutions and supplies that contain proprietary elements that are unique to our systems, while maintaining high standards of quality and reliability. We are currently conducting research and development in the areas of printer design, including potential advances in our mechanical, electronic and laminating technologies, as well as supplies development and encoding development. As of December 31, 2003, we had 41 employees engaged in research and development.

We invest significant engineering resources in product development. Our research and development costs were approximately 7.3%, 6.8% and 6.6% of net sales in 2003, 2002 and 2001, respectively.

Intellectual Property

Portions of our manufacturing processes and the mechanical and electronic designs of our systems are proprietary. We attempt to protect our systems and processes through a combination of patents, copyright, trademark and trade secret laws; employee and third-party nondisclosure agreements and similar means. The decision to seek additional patents is based on our analysis of various business considerations such as the cost of obtaining a patent, the likely scope of patent protection and the benefits of patent protection relative to relying on trade secrets and other protection.

We currently hold 51 United States patents related to our card business. We have also filed applications for approximately 80 additional United States patents that are currently pending. Our existing patents expire during the period between January 2009 and September 2022. We consider our most important patents to be those covering our methods for driving our printheads, our lamination methods and our method of identifying dye sublimation and thermal transfer ribbons.  These methods most directly impact the quality and durability of our systems, areas in which we believe we have a competitive advantage. The patents in these areas expire between 2013 and 2021.

We also rely on our engineering know-how, materials expertise and trade secrets applicable to the manufacture of our systems. We believe that this knowledge provides us with a competitive advantage at least as important as patent protection. We seek to maintain the confidentiality of this information by requiring employees to sign confidentiality and non-competition agreements and by limiting access by outside parties to such information.

We also file some patents in countries outside the United States, again depending on our analysis of various business considerations such as the cost of obtaining a patent, the likely scope of patent protection and the benefits of patent protection relative to relying on trade secrets and other protection. We recognize that some countries in which we do business do not offer the same level of protection for intellectual property as does the United States.

Manufacturing and Sources of Supply

We outsource assembly of most of the component parts used in our printing systems, such as circuit boards, wire harnessing and cabling to outside manufacturers. These components are then shipped to our manufacturing facility in Eden Prairie, Minnesota for final assembly and testing. We also purchase component parts, printheads, inkjet cartridges, inkjet printer assemblies and ribbons from a number of vendors located in the United States, China and Japan. The terms of supply contracts are negotiated separately with each vendor. We have entered into an agreement with Sony Chemical Corporation, a subsidiary of Sony Corporation, pursuant to which Sony has agreed to provide us with technical assistance, know-how, and expertise in such areas as manufacturing, smart card, and other electronic and chemical technologies.  Under this agreement, we have agreed to purchase from Sony, and Sony has agreed to sell to us on an exclusive, worldwide basis, Sony’s dye-sublimation printer ribbons for our products for a multi-year period.  Our obligations under this agreement, which include a requirement to purchase $4 million of printer ribbons each year, are subject to Sony performing certain obligations under the agreement.  We believe that our present vendors have sufficient capacity to meet our requirements.  We also believe alternate production sources for most components are generally available without undue interruption with the exception of Kyocera, our supplier of printheads.

Inventory

Because most of our systems are built upon order, we do not maintain a significant inventory of completed systems. We maintain only limited inventories of component parts and consumable supplies, although we enter into purchase agreements with certain suppliers that require us to purchase minimum amounts. We try to produce systems as they are ordered, which causes us to forecast production based on past sales and our estimates of future demand rather than stocking finished goods. While most components are available from multiple vendors, certain components used in our systems are only available from single or limited sources. In common with most of our competitors, we rely on Kyocera, based in Japan, to supply us with printheads for our dye sublimation printers.

Sales and Marketing

Distribution channel.  We market and sell our products through a distribution channel of independent distributors and integrators in more than 80 countries worldwide.

In October 2003, we introduced a new distribution program for our United States channel partners.  The new program categorizes distribution partners into four complementary, yet separate, program tracks.  Fargo Solution Providers provide retail customers with sales, service and integration expertise on Fargo’s full line of Professional and Persona Series products and systems.  Fargo Value Added Distributors provide in-depth integration expertise and support for Fargo Solution Providers and end user customers on Fargo’s full line of products and systems.  Fargo Distributors provide product distribution services to Fargo Solution Providers and Persona Series resellers.  Fargo Manufacturing Resellers are companies that have a core business of developing and manufacturing products where the sale of identification card printers is a secondary portion of its sale.  Each category has the option to work exclusively with Fargo to develop market share and expertise in the markets they serve.  The program continues our two-product line strategy with restricted distribution on our Professional Series products and broad distribution of our Persona products.

Our international distribution network includes integrators and distributors throughout Europe, Asia, Africa, the Middle East, Latin America, Canada and Australia. Although doing business in developing regions involves risks of political and economic instability, we are generally able to terminate our arrangements with our international distributors and resellers upon short notice in order to mitigate such risks. Additional information about our international sales is also included in Note 10 to our financial statements on page F-17.

Our largest ten distributors and integrators accounted for a combined total of 45% of our sales in 2003, with one customer, Wynit, accounting for 12.8% of such sales. We support our distribution network and end-users through our offices in Eden Prairie, Minnesota. As of December 31, 2003, we directly employed 46 individuals engaged in sales, marketing and support services.

Integrators sell a variety of identification and access control components from different manufacturers and customize systems for end-user applications as part of their systems integration business. These sales channels provide, configuration, installation, integration and support services required by end-users within various market segments. The relationships our resellers develop and maintain allow us to reach end-users worldwide in a broad variety of industries. We do not compete with our distributors or integrators by selling directly to end-users.

Marketing activities.  Our marketing operations include customer relations, product planning and market research functions, marketing communications, and technical and training services. Our marketing group works closely with our research and development personnel to develop ideas for new products and product enhancements to better meet the needs of end-users. As part of our strategic planning, we are continually analyzing the market for our products and evaluating our strengths and weaknesses compared with our competition. Our distribution partners have been a valuable source of ideas and information and we communicate regularly with our distribution channel to solicit their input and gather feedback from end-users.

We routinely conduct promotional efforts targeted at distributors and integrators, as well as directly to potential end-users such as corporations, schools, hospitals and others. Our web site provides visitors with information about the company and our systems, allows them to contact us via e-mail, and also allows special access to our authorized distributors and integrators to obtain detailed product specifications, pricing information and technical updates. We also actively participate in industry trade shows, both as an exhibitor at larger trade shows and with our distribution partners at smaller, regional trade shows. Additionally, we sometimes make joint sales calls with our distributors and integrators. All leads generated by our marketing activities are referred to an authorized distributor or integrator.

We provide training and technical support to our distributors and integrators to assist them in marketing and servicing our systems. Our on-site training workshops, instructional videos and live telephone support assist our integrators in helping end-users make the purchasing decision that best suits their particular needs. In addition, we encourage our integrators to become Authorized Service Providers so that they can provide technical support directly to their customers. As a result, many of our integrators offer their customers maintenance and support contracts for their integrated card personalization solutions.

Competition

Many companies are engaged in the design and manufacture of card printing systems. Competition in our market is intense, and we expect it to increase. We compete today, and expect to compete in the future, with a number of companies, some of which have greater financial, technical and marketing resources than we do. Our ability to compete successfully depends on many factors, some of which are outside of our control. Factors affecting our ability to compete include:

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

We believe that we compete favorably with respect to each of these factors. We believe that our Professional Series and Persona Series systems are competitively priced both to the distribution network and to the end users.

We believe that the card printing industry includes between 30 and 35 companies that manufacture digital card printers.  These companies include both desktop and central issue printing systems.  We also compete with manufacturers of “cut-and-paste” card systems, such as Polaroid Corporation, and we believe our ability to compete in this market has been enhanced by our new line of inkjet card printers.

Employees

As of February 15, 2004, we employed 198 persons, of whom 97 are engaged in manufacturing, 42 in research and development, 45 in sales, marketing and technical support and the balance in management and administrative positions. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages and consider relations with our employees to be good.

All of our employees are required to sign a confidentiality and non-competition agreement prior to beginning employment with us.

(a)           Financial Information About Geographic Areas

See Note 10 on page F-17 of our financial statements for information about export sales.

Item 1A.                 CAUTIONARY STATEMENT REGARDING FUTURE RESULTS, FORWARD-LOOKING INFORMATION AND CERTAIN IMPORTANT FACTORS

We make written and oral statements from time to time regarding our business and prospects, such as projections of future performance, statements of management’s plans and objectives, forecasts of market trends, and other matters that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements containing the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimates,” “projects,” “believes,” “expects,” “anticipates,” “intends,” “target,” “goal,” “plans,” “objective,” “should” or similar expressions identify forward-looking statements, which may appear in documents, reports, filings with the Securities and Exchange Commission, news releases, written or oral presentations made by officers or other representatives made by us to analysts, stockholders, investors, news organizations and others, and discussions with management and other representatives of us. For such statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

We believe that protecting our proprietary technology is important to our success and competitive positioning. In addition to common law intellectual property rights, we currently rely on a combination of patents, trademarks, license agreements and contractual provisions to establish and protect our intellectual property rights. Our failure to protect or enforce our intellectual property rights could have a material adverse effect on our business, results of operations and financial condition. We cannot be certain that the steps we take to protect our intellectual property will adequately protect our proprietary rights, that others will not independently develop or otherwise acquire equivalent or superior technology or that we can maintain any of our technology as trade secrets.  We have instigated litigation to protect our intellectual property rights in Korea and China.  The results of this litigation could include the loss of patent rights in those countries, limitation of the protection afforded by our patents or other adverse results.  In general, intellectual property litigation could result in substantial costs to us and the diversion of significant time and effort by our executive management, and may be necessary to enforce our patents and trademarks and to protect our trade secrets and proprietary technology. We cannot assure you that we will have the financial resources necessary to enforce or defend our intellectual property rights. We also cannot assure you that we would prevail in any such litigation or that, if we are unsuccessful, we would be able to obtain any necessary licenses on reasonable terms or at all. The laws of some of the countries in which our systems are or may be sold may not protect our systems and intellectual property to the same extent as the United States or at all.

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

We cannot assure you that we will be able to compete successfully against our current or future competitors. Zebra has been a significant competitor of ours in the past, and may be a more vigorous competitor in the future.  The security printing system market has increased visibility, which may lead to large, well-known, well financed companies entering into this market. Increased competition from manufacturers of systems or consumable supplies may result in price reductions, lower gross profit margins, increased discounts to distribution and loss of market share and could require increased spending by us on research and development, sales and marketing and customer support. Some of our competitors may make strategic acquisitions or establish cooperative relationships with suppliers or companies that produce complementary products such as cameras, computer equipment, software or biometric applications. If any technology that is competing with ours becomes more reliable, higher performing, less expensive or has other advantages over our technology, then the demand for our products could decrease.

We rely on sole and single-source suppliers, which could cause delays, increases in costs or prevent us from completing customer orders, all of which could materially harm our business.

We rely on outside vendors to manufacture or develop products and consumable supplies that are used in our systems. We purchase critical components for our systems, including printheads, high definition printer ribbons, ink jet printer chassis, ink jet ink, ink jet cards and microprocessors from separate single-source suppliers. Our inability to obtain adequate deliveries or alternative sources of supply could cause delays, loss of sales, increases in costs and lower gross profit margins. Currently, our sole supplier of printheads for dye sublimation printers is Kyocera, based in Japan, our two suppliers of dye sublimation ribbons are Dai Nippon and Sony Chemical Corporation, both also based in Japan, and our supplier of most of the microprocessors that run our printers is Motorola. Dai Nippon is the sole producer of high definition printing ribbon and film and may choose not to sell to us. We purchase ink jet printer chassis and ink from HP and purchase ink jet cards from PPG.  If any of these suppliers is unable to ship critical components, we would be unable to manufacture and ship products to our customers. If the price of printheads, ribbons or microprocessors increases for any reason, or if these suppliers are unable or unwilling to deliver, we may have to find another source, which could result in interruptions, increased costs, delays, loss of sales and quality control problems. War, natural disaster, trade embargoes or economic hardship in Japan could also result in a disruption in shipments from our Japanese suppliers, which could require us and our competitors to develop new sources of these supplies or else cause us to be unable to complete and ship orders to our customers.

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

Our products incorporate technologies over which we have no control, including thermal printhead technology, dye sublimation technology, software, microprocessors, inkjet technology and ink jet receptive cards. The owners of these technologies are free to sell or license these technologies to our competitors, agree to supply these technologies exclusively to a third party or enter the market for our systems as our competitor. If any of these events occurs, the owners of these technologies could choose not to continue to supply us with vital system components, which would result in the diversion of our research and development resources and could result in lost revenue, inability to ship products and harm to our reputation. Some of these technologies are incorporated into new systems and if these systems are not shipped, we will see a material adverse impact to our revenues in the foreseeable future.

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

Our systems are complex and may contain undetected and unexpected defects, errors or failures. If these product defects are substantial, the result could be product recalls, an increased amount of product returns, loss of market acceptance and damage to our reputation, all of which could increase our costs and cause us to lose sales. We carry general commercial liability insurance, including product liability, with a coverage limit of $2.0 million per occurrence plus an umbrella policy with a $5.0 million limit, however, coverage may not be included on certain risks. Our insurance may be insufficient to protect us against losses caused by severe defects in our products.

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

Our strategy of providing software and bundled systems may not work.

We have introduced a bundled system that includes a printer, low-end software package, camera, tripod, supplies, and cables and we have begun distributing ImageWare ID badging software.  Our distribution system may view these as competitive threats to their integration business or no longer perceive us as the best choice for purchasing ID systems.  As a result, ImageWare may choose to terminate our right to distribute its software.  In addition, other competitors of ImageWare badging software may no longer continue to integrate Fargo printers into their software, may recommend other printing systems or may reduce their level of cooperation with our distribution network.  We also may be unsuccessful in our introductions of bundled systems and may spend engineering, marketing and sales efforts on products that do not generate appreciable revenue.

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

All of our revenue comes from sales through our distributor and reseller network, and we do not sell our products directly to end users.  Although certain distributors and resellers have made certain contractual commitments to us, they are independent businesses that we do not control.  We cannot be certain that companies who have committed to exclusively sell our printing systems will remain exclusive or that our distribution will continue to market or sell our systems effectively.  Our agreements with distributors and resellers of our Professional Series line of systems do not contain requirements that a certain percentage of sales are of our products nor do they restrict the ability of our distribution to choose alternative sources for printing systems.  We have contractual agreements with certain distributors and resellers to be exclusive partners, however, these contracts do not place restrictions that limit the exclusive distributors and resellers from changing their exclusive status.  We are dependent upon the continued viability and financial stability of these distributors and resellers, many of which are small organizations with limited capital. These distributors and resellers may choose to devote their efforts to other products in different markets or reduce or fail to devote the necessary resources to provide effective sales and marketing support of our product.  We believe that our future growth and success will continue to depend in large part upon the success of our distributors in operating their own businesses.

We sell a significant portion of our products internationally and purchase important components from foreign suppliers, which exposes us to currency fluctuations and other risks.

We sell a significant amount of our products to customers outside the United States, particularly in Europe and Asia. International sales accounted for 42%, 40%, and 40% of our net sales in 2003, 2002, and 2001, respectively. We expect that shipments to international customers, including customers in Europe and Asia, will continue to account for a significant portion of our net sales. Sales outside the United States involve the following risks, among others:

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

•              we may decide to price our products in foreign currency denominations;

•              we do not maintain any overseas warehouses to carry inventory;

•              our contracts with foreign distributors and resellers do not fully protect us against political and economic instability;

•              we may face difficulties in collecting receivables; and

•              we may not be able to control our international distributors’ efforts on our behalf.

Currently, we do not hedge against foreign currency fluctuations.  Because we denominate our international sales in U.S. dollars, currency fluctuations could also cause our products to become less affordable or less price competitive than those of foreign manufacturers. These factors may have a material adverse effect on our international sales.

In addition, we purchase components from a number of foreign suppliers and outsource certain manufacturing tasks to foreign manufacturers. Currently we purchase all components in US dollars but we may not be able to do so in the future or we may choose to purchase products in a foreign currency.

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

On May 15, 2002, the European Union Competition Commission stated that it is reviewing the pricing of printer ink cartridges. Although this investigation is primarily focused on large inkjet printer manufacturers, if these companies are found to be in violation of European Union antitrust laws or other similar laws, it is possible that the same laws may apply to us, which may negatively impact our sales. In December 2002, the European Parliament voted to force inkjet printer manufacturers to allow sales of inkjet cartridges filled by third parties. This act becomes effective in 2006 unless appealed by the inkjet printer manufacturers. If this law goes into effect, it could negatively affect our supplies revenue from our CardJet printers or it could be applied to all printing technologies, including our direct to card and High Definition Printing products.

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

•              promotions by ourselves or competitors, and the timing of the promotion; and

•              the timing and level of operating expenses.

Because of these factors, our quarterly operating results are difficult to predict and are likely to vary in the future. If our earnings are below financial analysts’ expectations in any quarter, our stock price is likely to drop.

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

Our future success depends, in significant part, upon the continued service and performance of our senior management and other key personnel, in particular Gary R. Holland, our Chief Executive Officer. Although we have “key man” insurance on Mr. Holland with a death benefit of $3.0 million, losing the services of Mr. Holland could impair our ability to effectively manage our company and to carry out our business plan.  The other members of our management team also have significant experience in our industry and the loss of any other member of our other senior management could likewise impair our ability to effectively manage our company and carry out our business plan.  We do not carry key man insurance on any of our senior managers.  In addition, competition for skilled technical employees in our industry is intense. If we cannot attract and retain sufficient qualified technical employees, we may not be able to effectively develop and deliver competitive products to the market.

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

Item 3.                    LEGAL PROCEEDINGS

On December 19, 2003, we filed two separate lawsuits with Seoul Central District Court, Civil Division, claiming that certain entities and individuals were selling and manufacturing printer ribbon products that infringed upon one or more of our patents.  In the first lawsuit we named KCP Systems, Mr. Sung Jun Park and Mr. Jae Hyun Bae as defendants.  In the second lawsuit we named Mr. Nak Dong Lee doing business as “Intra Korea” and “Intra Worldwide” as defendant.  In both lawsuits we are seeking a permanent injunction barring the defendants from further activity that infringes our patents.

On October 27, 2003, we instituted an administrative action in the Shenzhen Intellectual Property Office, which is a branch of the Chinese Intellectual Property Office, claiming that Shenzhen Kanon Industrial Development Company Ltd. is infringing upon one or more of our patents related to our printer ribbon product.  We are seeking a permanent injunction, a request for payment of all costs incurred by us in the case, a public apology and compensation for damages to our lost sales.

We are party to various litigation matters arising from time to time in the ordinary course of business. We do not believe that any legal matters exist that would have a material adverse effect on our financial position, results of operations or cash flows.

Item 4.                    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted for a vote of our security holders during the fourth quarter of the fiscal year covered by this report.

Item 4A.                 EXECUTIVE OFFICERS OF FARGO

Name	Age	Position
Gary R. Holland	62	Chairman of the Board of Directors, President and Chief Executive Officer
Scott A. Ackerman	40	Quality and Management Systems
Kathleen L. Phillips	39	Marketing and Distribution
Thomas C. Platner	44	Engineering and Manufacturing
Paul W.B. Stephenson	49	Chief Financial Officer
Jeffrey D. Upin	45	Business Development, General Counsel and Secretary

Gary R. Holland has served as our President and Chief Executive Officer since February 1998. From May 1997 to February 1998, Mr. Holland was the general manager of Fargo. From 1992 to 1997, Mr. Holland owned and operated two business and strategy consulting firms, Decision Process International of Minnesota, Inc. and Holland & Associates. From 1982 to 1992, Mr. Holland was the President of Datacard Corporation. From 1979 to 1982, he was the President and Chief Operating Officer of CPT Corporation. Mr. Holland also serves as a member of the board of directors of Delphax Technologies.

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

Kathleen L. Phillips has been our head of Marketing since June 2000.  In December 2003 she assumed additional responsibilities as head of Distribution. She joined Fargo in 1993, and has held various management positions at Fargo, including technical support, inside sales, customer service and product marketing. Prior to joining Fargo, she held various positions in research and development, and technical support and services at Northgate Computer Systems from 1989 to 1992.

Thomas C. Platner has been our head of Engineering and Manufacturing since November 2000. He joined Fargo as Director of Product Development in August 1999. Prior to joining Fargo, he worked as Engineering Manager and Director of Engineering at Rosemount Inc. (a division of Emerson Electric) from 1995 to 1999. He held various engineering positions at McQuay International, from 1985 to 1995, and for Carrier Corporation (division of United Technologies) as a Field Application Engineer from 1981 to 1985.

Paul W.B. Stephenson rejoined Fargo as Chief Financial Officer in May 2002, having previously served in that position from May 2001 through January 2002. Mr. Stephenson first joined Fargo in February 2001 as an independent consultant, serving as acting Chief Financial Officer. From January 2002 through May 2002, Mr. Stephenson served as Chief Financial Officer of Oppenheimer Wolff & Donnelly LLP, our legal counsel.  From March 1999 to December 2000, Mr. Stephenson served as Vice President and Chief Financial Officer of the Minnesota Orchestral Association. From 1998 to 1999, he served as Vice President and Chief Financial Officer and from 1992 to 1997, as Vice President of Finance and Administration, of Check Technology Corporation.

Jeffrey D. Upin has been our head of Business Development since August 2002 and has served as our General Counsel since 1995.  Mr. Upin also held operational duties as Director of Supplies. Mr. Upin was appointed as Fargo’s Vice President and Corporate Secretary in September 2000. Prior to joining Fargo, Mr. Upin served as Vice President of St. Paul Clothiers, a regional retail operation.

PART II

Item 5.                    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)           Market Information.

Our common stock is currently traded on the Nasdaq National Market under the symbol “FRGO.” The following table sets forth, the high and low sales prices per share as reported by the Nasdaq National Market for each quarter in 2003 and 2002.

2003	High	Low	2002	High	Low
First Quarter	$10.45	$7.58	First Quarter	$7.52	$5.64
Second Quarter	11.93	9.24	Second Quarter	12.47	7.25
Third Quarter	13.49	9.10	Third Quarter	9.48	6.25
Fourth Quarter	17.10	11.50	Fourth Quarter	13.20	8.00

(b)           Holders.

As of March 12, 2004, we estimate that there were over 4,000 beneficial owners of shares of our common stock, which shares were held by 91 record holders.

(c)           Dividends.

We have not declared or paid any cash dividends on our common stock for the past two fiscal years. Our Board of Directors presently intends to retain all earnings to support our operations and to finance expansion. Under Delaware law, we are permitted to pay dividends only out of our surplus or net profits. In addition, the terms of our credit facility restrict us from paying dividends if an “event of default” as defined by the credit facility agreement has occurred.  An “event of default” includes failure to make loan payments on a timely basis, non-compliance with loan covenants, including the maintenance of specified financial ratios, and a change of control.

(d)           Recent Sales of Unregistered Securities.

We did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, during the fiscal year ended December 31, 2003.

Item 6.                    SELECTED FINANCIAL DATA.

The data presented below as of and for the years ended December 31, 2003, 2002 and 2001 are derived from our audited financial statements included elsewhere in this report. The financial data as of and for the years ended December 31, 2000 and 1999 are derived from our audited financial statements that are not included in this report. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report and our financial statements and related notes beginning on page F-1 and other financial information included elsewhere in this report.

Summary Statements of Operations Data

(in thousands, except per share data)

	Year Ended December 31,
	2003	2002	2001	2000	1999
Net sales	$65,491	$66,035	$60,963	$57,845	$54,107
Cost of sales	38,608	39,199	37,497	34,721	28,928
Gross profit	26,883	26,836	23,466	23,124	25,179
Operating expenses:
Research and development	4,801	4,529	4,053	4,934	4,011
Selling, general and administrative	11,501	11,387	10,341	10,027	8,525
Terminated acquisition costs (1)	—	552	1,434	—	—
Total operating expenses	16,302	16,468	15,828	14,961	12,536
Operating income	10,581	10,368	7,638	8,163	12,643
Other income (expense):
Interest expense	(29)	(554)	(1,379)	(2,830)	(5,956)
Interest income	32	187	79	81	102
Other, net	—	—	(33)	7	270
Total other income (expense)	3	(367)	(1,333)	(2,742)	(5,584)
Income before provision for income taxes and extraordinary loss	10,584	10,001	6,305	5,421	7,059
Provision for income taxes	3,344	3,265	2,229	1,979	2,575
Net income before extraordinary loss	7,240	6,736	4,076	3,442	4,484
Extraordinary loss, net of applicable income taxes	—	—	—	(385)	—
Net income	7,240	6,736	4,076	3,057	4,484
Accrued dividends on Series B, 8% redeemable preferred stock	—	—	—	(350)	(2,620)
Accretion of convertible participating preferred stock	—	—	—	—	(67,000)
Net income (loss) available to common stockholders	$7,240	$6,736	$4,076	$2,707	$(65,136)
Net income (loss) per common share:
Basic earnings:
Income before extraordinary loss	$0.58	$0.56	$0.35	$0.29	$(37.56)
Extraordinary loss	—	—	—	(0.04)	—
Net income (loss)	$0.58	$0.56	$0.35	$0.25	$(37.56)
Diluted earnings:
Income (loss) before extraordinary loss	$0.57	$0.55	$0.34	$0.27	$(37.56)
Extraordinary loss	—	—	—	(0.03)	—
Net income (loss)	$0.57	$0.55	$0.34	$0.24	$(37.56)
Weighted average common shares outstanding:
Basic shares outstanding	12,397	12,048	11,760	10,637	1,734
Diluted shares outstanding	12,799	12,331	11,958	11,413	1,734

(1)           Reflects expenses consisting primarily of legal, professional, and investment banking fees incurred by us in connection with the proposed acquisition of Fargo by Zebra Technologies Corporation, which was announced July 31, 2001, and terminated in March 2002.

Summary Balance Sheet Data

(in thousands)

	As of December 31,
	2003	2002	2001	2000	1999
Cash and cash equivalents	$13,445	$2,511	$3,586	$1,223	$1,509
Working capital	22,386	12,708	9,190	14,850	7,569
Total assets	50,807	44,009	46,213	48,815	49,094
Note payable, stockholder	—	—	—	—	10,000
Bank debt	—	—	14,000	22,900	50,100
Series B, 8% redeemable preferred stock	—	—	—	—	34,733
Convertible participating preferred stock	—	—	—	—	75,000
Stockholders’ equity (deficiency)	$44,240	$36,313	$25,638	$21,359	$(124,948)

Item 7.                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Certain statements contained in this report include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All forward-looking statements in this document are based on information currently available to us as of the date of this report, and except as required by law, we assume no obligation to update any forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors may include, among others, those factors listed in Item 1A and elsewhere in this report and our other filings with the Securities and Exchange Commission. The following discussion should be read in conjunction with our financial statements and related notes appearing elsewhere in this report.

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

We believe that we are the only manufacturer in our industry to offer three distinct technologies in printing systems - High Definition Printing (reverse image), traditional Direct-to-Card printing (dye-sublimation) and CardJet Printing technology (inkjet) - to personalize plastic identification cards, complete with digital images and text, lamination and electronically encoded information.  We believe there are between 30 and 35 companies manufacturing digital card printers.  The great majority of these are offering direct-to-card dye-sublimation printers.  We believe our High Definition Printing platform currently has two competitors and we are not aware of any other company offering an inkjet solution for printing plastic identification cards.

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

We market and sell our products exclusively through a distribution channel of independent distributors and resellers in more than 80 countries worldwide.  We estimate that as of December 31, 2003, we have manufactured and sold more than 80,000 of our printing systems.  End-users of our printing systems create personalized cards for a wide variety of applications including corporate security and access; drivers’ licenses, government and military identification; student identification and access; public transportation access; and recreation and gaming.

We sell both printing systems and consumable supplies used in those systems.  We produce a diverse array of card printing systems that allow us the meet the needs of end-users, ranging from those who desire a premium system to address complex applications to those focused on lower priced systems with fewer features.  We also sell consumable supplies that are used with our systems, including dye sublimation ribbons, overlaminates, thermal resin ribbons, printheads, inkjet cartridges, inkjet card cartridges and blank cards.  Over the past five years the proportion of our total revenues provided by consumable supplies has increased to 60% of total revenues in 2003 from 49% in 1999.  Factors affecting our net sales of card printing systems each year include the mix of systems sold, declines in average selling price and the number of major projects we are successful in winning.  As the number of Fargo systems installed and in use continues to grow, the sale of consumable supplies for use in these systems provides us with a significant recurring, and growing revenue stream.

Our markets can be categorized in three broad tiers - entry-level, mid-level and high-level.  We have historically been successful in each of these markets.  End users in the entry-level market are typically using a simple photo identification card.  Users in this market are likely more focused on lower priced systems with fewer features. Users in the mid-level tier typically would add functionality such as access control or time and attendance recording features.

At the high-end of our markets are government and government-related projects and corporate security programs with multi-level requirements, which typically will use a much more sophisticated and complex identification card and are projects where the end-user is looking for the highest levels of functionality and security.  Examples of government and government-related projects include national identification programs, military programs and drivers’ license programs.  These projects typically span multiple years and involve integrating solutions into complex existing infrastructures.  The printer component of these projects is typically only a small piece of the overall project.  While the company actively pursues such project business, these projects are very competitive and it is very difficult to predict the timing of the bid process, funding and implementation of any such projects.  We did not obtain any significant new major government project business in 2003.

We have experienced and expect to continue to experience quarterly variations in net sales and gross profit as a result of a number of factors, including, among other things, the timing and extent of promotional pricing; the timing of major projects; the number and mix of products sold in the quarter; the availability and cost of components and materials; costs, benefits and timing of new product introductions; customer order size and shipment timing; and seasonable factors affecting timing of purchase orders.

In October 2003, we introduced a new distribution program for our United States channel partners.  The new program categorizes distribution partners into four complementary, yet separate, program tracks.  Fargo Solution Providers provide retail customers with sales, service and integration expertise on Fargo’s full line of Professional and Persona Series products and systems.  Fargo Value Added Distributors provide in-depth integration expertise and support for Fargo Solution Providers and end user customers on Fargo’s full line of products and systems.  Fargo Distributors provide product distribution services to Fargo Solution Providers and Persona Series resellers.  Fargo Manufacturing Resellers are companies that have a core business of developing and manufacturing products where the sale of identification card printers is a secondary portion of its sale.  Each category has the option to work exclusively with Fargo to develop market share and expertise in the markets they serve.  The program continues our two-product line strategy with restricted distribution on our Professional Series products and broad distribution of our Persona products.  The new program resulted from a review of our existing and future channel requirements, our partners’ needs and the products that are under development by us.  We believe that this new distribution structure will be attractive to both current and new distribution partners.  However, it is currently too early to assess the results of the changes or their potential impact on our results of operations or financial condition.

Results of Operations

The following table sets forth, for the periods indicated, certain selected financial data expressed as a percentage of net sales:

	Years Ended December 31,
	2003	2002	2001

Net sales	100.0%	100.0%	100.0%
Cost of sales	59.0	59.4	61.5
Gross profit	41.0	40.6	38.5
Operating expenses:
Research and development	7.3	6.8	6.6
Selling, general and administrative	17.6	17.2	17.0
Terminated acquisition costs	—	0.8	2.4
Total operating expenses	24.9	24.8	26.0
Operating income	16.1%	15.8%	12.5%

Comparison of Years Ended December 31, 2003 and 2002

Net sales.  Net sales decreased 0.8% to $65.5 million in 2003 from $66.0 million in 2002. Sales of equipment decreased 9.2% to $25.9 million from $28.5 million in 2002, and sales of supplies increased 5.6% to $39.6 million from $37.5 million in 2002. The decrease in sales of equipment is mainly due to a decrease in shipments related to major government projects and a decrease in average selling price, partially offset by an increase in unit volume from non-project business.  The increase in sales of supplies was primarily due to changes in sales mix as well as price increases in 2003.  The increase is also due to an increase in sales of supplies for projects.

International sales increased 4.5% to $27.6 million in 2003 from $26.4 million in 2002 and accounted for 42.1% of net sales in 2003 compared to 39.9% of net sales in 2002. The dollar increase in international sales was principally attributable to increased sales of supplies in Canada, Mexico, South America, Australia and the Middle East in 2003, which is partially offset by a decrease in sales of equipment in Canada and Australia.

Gross profit.  Gross profit increased 0.2% to $26.9 million for 2003 from $26.8 million in 2002. Gross profit as a percentage of net sales was 41.0% for 2003 compared to 40.6% in 2002. Gross profit for 2003 was positively impacted primarily by lower manufacturing costs associated with improved quality.

Research and development.  Research and development expenses increased 6.0% to $4.8 million in 2003 from $4.5 million in 2002. Research and development expenses as a percentage of net sales were 7.3% for 2003 compared to 6.8% for 2002. In 2002, research and development expenses are net of approximately $213,000 charged by us to a third party for certain engineering development work.  We also experienced higher payroll and benefits expenses in 2003.

Selling, general and administrative.  Selling, general and administrative expenses increased 1.0% to $11.5 million in 2003 from $11.4 million in 2002. As a percentage of net sales, selling, general and administrative expenses were 17.6% in 2003, compared to 17.2% in 2002. The increase in selling, general and administrative expenses is due to higher general and administrative expenses, due mainly to higher legal and professional fees, directors’ fees, and health insurance costs, partially offset by a decrease in advertising marketing expenses.  The increase in legal and professional fees relates primarily to litigation expenses incurred to enforce our patents in Asia.  Directors’ fees increased due to the addition of three board members in 2003.  The increase in our health insurance is due mainly to the increase in our major claims experience in the fourth quarter of 2003.  The decrease in advertising marketing expenses is due to the timing of new product introductions.

Operating income. Operating income increased 2.1% to $10.6 million in 2003 from $10.4 million in 2002. As a percentage of net sales, operating income was 16.1% in 2003 as compared to 15.8% in 2002.

Interest expense. Interest expense totaled $29,000 in 2003 compared to $554,000 in 2002. The interest expense in 2003 is mainly for non-use fees on our revolving credit facility.  We had no bank debt outstanding during 2003.

Interest income.  Interest income totaled $32,000 in 2003 compared to $187,000 in 2002.  In 2002, interest income included $163,000 of interest earned from the repayment in 2002 of recourse promissory notes issued in connection with grants of restricted stock made in 1998 and 1999 to Mr. Holland, our Chief Executive Officer and to an outside director.  There were no promissory notes outstanding during 2003.

Income tax expense.  Income tax expense was $3.3 million in 2003, which results in an effective tax rate of 31.6%, compared to income tax expense of $3.3 million and an effective tax rate of 32.6% in 2002. The lower effective tax rate for 2003 was the result of the recognition of approximately $126,000 of additional tax credits related to a prior year, which was settled in the third quarter of 2003.  Excluding these tax credits, the effective tax rate would have been 32.8% for the year ended December 31, 2003.  Income tax expense for both 2003 and 2002 includes the current recognition of research and experimentation credits in the respective periods.

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

International sales increased 8.4% to $26.4 million in 2002 from $24.3 million in 2001 and accounted for 39.9% of net sales in 2002 and 2001. The dollar increase in international sales was principally attributable to increased sales of equipment and supplies in Europe and Australia in 2002, which is partially offset by a decrease in sales in South America.

Gross profit.  Gross profit increased 14.4% to $26.8 million for 2002 from $23.5 million in 2001. Gross profit as a percentage of net sales was 40.6% for 2002 compared to 38.5% in 2001. Gross profit for 2002 was positively impacted by reductions in material costs, increased printer volumes, sales mix, and lower manufacturing costs associated with quality issues.

Research and development.  Research and development expenses increased 11.7% to $4.5 million in 2002 from $4.1 million in 2001. Research and development expenses as a percentage of net sales were 6.8% for 2002 compared to 6.6% for 2001. The increase is primarily due to higher salary expense as a result of higher staffing levels.  In 2002, research and development expenses are net of approximately $213,000 charged by us to a third party for certain engineering development work.

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

Terminated acquisition costs.  In connection with our proposed acquisition by another company, which was terminated in March 2002, we incurred legal, professional, and investment banking expenses of $552,000 in 2002, compared to $1.4 million in 2001.

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

Liquidity and Capital Resources

We have historically financed our operations, debt service and capital requirements through cash flows generated from operations. Working capital was $22.4 million, $12.7 million, and $9.2 million at December 31, 2003, 2002, and 2001, respectively. During 2001, we repaid $8.9 million of bank debt and in 2002, we paid off another $14.0 million. At December 31, 2002 and throughout 2003, we had no bank debt outstanding.

We believe, based on our current cash levels as well as the operating cash flows expected in 2004 and the funds available to us under our $5.0 million revolving credit facility, that we will have sufficient funds to finance our current operations and planned capital expenditures for at least the next 12 months.

We had cash and cash equivalents of $13.4 million at December 31, 2003, an increase of $10.9 million from $2.5 million at December 31, 2002.  This increase is due to positive net cash flows provided by our operating activities and to the company being debt-free in 2003, which resulted in a decrease in interest expense from 2002 of $525,000.

Cash generated from operating activities in 2003 totaled $11.9 million due to net income of $7.2 million and non-cash charges of $3.6 million primarily for deferred income taxes and depreciation and amortization. The decrease in accounts receivable of $2.1 million also contributed to an increase in cash provided by operating activities. The decrease in accounts receivable is due mainly to the timing of sales and customers taking advantage of early payment discounts.  These cash flows were partially offset by a decrease in accounts payable and accrued liabilities of $1.4 million.  The decrease in accounts payable is mainly due to the timing of purchases and decreased revenue activity in the fourth quarter of 2003, compared to 2002.  Cash used by investing activities was $1.4 million exclusively for the purchase of equipment and leasehold improvements. The purchase of equipment is largely dependent on the timing of new products.  Cash provided by financing activities was $472,000 due to proceeds received from the exercise of stock options during 2003.

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

In December 2002, we further amended our credit facility, which under the terms of the amendment, was converted to a $5.0 million revolving credit facility, of which there was no outstanding balance at December 31, 2002 or at any point during 2003. The borrowings under the revolving credit facility are limited to eligible accounts receivable and inventories as defined by the agreement. Under the terms of the amended agreement, we may borrow at the prime rate of interest or LIBOR plus a margin of 1.50%. Interest is payable within 30 to 180 days, as defined by the agreement. The credit agreement is in effect through December 2005.

The credit facility requires, among other things, the maintenance of specified financial ratios including fixed charge coverage and total debt to EBITDA, as defined in the agreement, and restrictions on capital expenditures, payment of dividends and operating lease expenditures.

Contractual Obligations

The following table summarizes our future contractual obligations as of December 31, 2003.

	Payments due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years

Long-Term Debt	—	—	—	—	—
Capital Lease Obligations	—	—	—	—	—
Operating Lease	$1,528	$492	$1,036	—	—
Purchase Obligations	44,498	8,498	8,000	8,000	20,000
Other Long-Term Liabilities Reflected on our Balance Sheet under GAAP	—	—	—	—	—

Total	$46,026	$8,990	$9,036	$8,000	$20,000

Operating lease.  We lease our office, warehouse and manufacturing space under an operating lease that expires in December 2006.  Total rent expense for this operating lease was $918,000, $940,000, and $727,000 during 2003, 2002 and 2001, respectively.

Purchase obligations.  Purchase obligations are for purchases made in the normal course of business to meet operational requirements.  Of this amount, $1,349,000 relates to unconditional purchase agreements that the Company has entered into with certain suppliers.  These agreements are reviewed on a semi-annual basis, and, unless terminated by either party, automatically renew for an additional six-month period.  The agreements may be terminated by either party with a 30-day written notice.  Purchase obligations also include an agreement to purchase $4 million a year of materials under a ten-year agreement with one of our suppliers.  Our obligation to meet this commitment is conditional upon the supplier continuing to meet a number of obligations set out in the agreement.

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

The following critical policies relate to the more significant judgments and estimates used in the preparation of the financial statements:

Revenue Recognition—We recognize revenue when title passes, which generally is at the time of shipment. We provide for estimated warranty costs and estimated returns in the period revenue is recognized. Certain of our customers have arrangements that include stock balancing return provisions. We provide an allowance for stock balancing based on estimated expected returns.  Sales to these customers collectively represented 17.3%, 11.7% and 10.2%, respectively, of net sales for the years ended December 31, 2003, 2002 and 2001. Under the terms of the stock balancing agreements, we estimate that the maximum amount of returns is approximately $305,000 at December 31, 2003, of which we have recorded an allowance of $133,000 for stock balancing estimated returns. This reserve is included in our allowance for doubtful accounts and sales returns.

Allowance for doubtful accounts and sales returns—We determine the estimate of the allowance for doubtful accounts and sales returns considering a number of factors, including: (1) historical experience, (2) aging of the accounts receivable, (3) analysis of stock balancing agreements and (4) specific information obtained by us on the financial condition and the current creditworthiness of our customers. If the financing conditions of our customers were to deteriorate and reduce the ability of our customers to make payments on their accounts, we may be required to increase our allowance by recording additional bad debt expense. Likewise, should the financial condition of our customers improve and result in payments or settlements of previously reserved amounts, we may be required to record a reduction in bad debt expense to reverse the recorded allowance. Our allowance for doubtful accounts and sales returns was $400,000 at December 31, 2003.

Allowance for excess and obsolete inventories—We value our inventories at the lower of the actual cost to purchase or manufacture, or the current estimated market value. We regularly review our inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on estimated forecasts of product demand and production requirements for the subsequent twelve and twenty four months. We make every effort to ensure the accuracy of our forecasts of future product demand, however any significant unanticipated changes in demand or technological developments could have a significant impact on the value of inventories and reported operating results. Our allowance for excess and obsolete inventories at December 31, 2003, was $771,000.

Warranty accrual—Our products are generally covered by a standard one-year warranty from the date of sale.  Estimated warranty costs are accrued in the same period in which the related revenue is recognized, based on anticipated parts and labor costs, utilizing historical experience. Our warranty accrual at December 31, 2003, was $525,000.

Deferred tax assets—The realization of our deferred tax assets is dependent upon our ability to generate sufficient future taxable income which we believe is more likely than not. We anticipate future taxable income sufficient to realize the recorded deferred tax assets. Historically, we have generated operating income. Future taxable income is based on our forecasts of operating results, and there can be no assurance that such results will be achieved.  Our deferred tax assets at December 31, 2003 were $23,142,000.

Inflation

We do not believe that inflation has had a material effect on our results of operations in recent years; however, there can be no assurance that our business will not be adversely affected by inflation in the future.

Recently Issued Accounting Standards

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” and issued a revised interpretation in December 2003 (FIN 46R).  FIN 46R requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. FIN 46R must be applied for periods ending after March 15, 2004, and was effective immediately for all variable interest entities created after January 31, 2003. The Company does not have ownership in any variable interest entities.  The adoption of this standard did not have an impact on our financial statements.

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

In May 2003, the FASB Emerging Issues Task Force reached a final consensus on EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.”  The EITF addresses how to account for multiple-deliverable revenue arrangements and focuses on when a revenue arrangement should be separated into different revenue-generating deliverables or “units of accounting” and if so, how the arrangement considerations should be allocated to the different deliverables or units of accounting.  The provisions of EITF 00-21 are effective for revenue arrangements entered into at the beginning of the first interim period after June 15, 2003.  The adoption of this standard did not have an impact on our financial statements.

In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 (SAB No. 104), “Revenue Recognition”, which codifies, revises and rescinds certain sections of SAB No. 101, “Revenue Recognition”, in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations.  The adoption of this standard did not have an impact on our financial statements.

Item 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk is the risk of loss to future earnings, to fair values or to future cash flows that may result from changes in the price of a financial instrument. The value of a financial instrument may change as a result of changes in interest rates, exchange rates, commodity prices, equity prices and other market changes. Market risk is attributed to all market sensitive financial instruments, including long-term debt.

Interest Rate Risk

We are potentially exposed to market risk from interest rate changes in our credit agreement. Under the terms of our credit agreement, we may borrow at the prime rate of interest or LIBOR plus a margin of 1.50%.  For borrowings under our credit agreement, we typically lock into a fixed interest rate for periods between 30 to 90 days.  At December 31, 2002 and throughout 2003, we had no borrowings outstanding.

Foreign Currency Risk

We denominate all foreign sales in U.S. dollars and do not hedge against currency fluctuations. We purchase components and supplies from several Japanese suppliers.  To date, currency fluctuations have not had a material effect on our results of operations or financial condition, but could in the future by causing our products to become less affordable or less price competitive than those of foreign manufacturers or by causing the costs of our material supplies to increase. We make all of our purchases in U.S. dollars and we believe that we have reduced the risks of increased purchasing costs that would otherwise occur if the dollar weakens relative to the yen. We have foregone the opportunity, however, to benefit from the full potential cost savings if the dollar strengthens relative to the yen.

Equity Price Risk

We do not generally invest in marketable equity securities. At December 31, 2003, we had approximately $13.4 million in cash and cash equivalents, comprising approximately 26.5% of our total assets.  Given the current low rates of interest, a sustained decrease in the rate of interest earned would not have a material adverse effect on our business.

Item 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial Statements

Our financial statements and related notes are contained on pages F-1 to F-17 of this report. The index to such items is included in Item 15(a)(i).

Quarterly Results

The following table sets forth certain unaudited quarterly financial data for 2003 and 2002. In our opinion, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information set forth therein. The operating results for any quarter are not necessarily indicative of results for any future period.

	Three Months Ended
	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
Net sales	$15,021	$14,742	$17,817	$18,455
Gross profit	5,801	6,035	7,622	7,378
Operating expenses	4,628	4,093	3,905	3,842
Operating income	1,173	1,942	3,717	3,536
Net income	$714	$1,202	$2,426	$2,394
Net income per common share:
Basic earnings per share	$0.06	$0.10	$0.20	$0.19
Diluted earnings per share	$0.06	$0.10	$0.19	$0.19

	Three Months Ended
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
	(Amounts in thousands, except per share data)
Net sales	$15,479	$16,492	$17,059	$16,461
Gross profit	6,190	6,672	7,269	6,752
Operating expenses	4,240	4,039	3,774	4,249
Operating income	1,950	2,633	3,495	2,503
Net income	$1,315	$1,766	$2,459	$1,700
Net income per common share:
Basic earnings per share	$0.11	$0.14	$0.20	$0.14
Diluted earnings per share	$0.10	$0.14	$0.19	$0.13

Item 9.            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A.         CONTROLS AND PROCEDURES.

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our Chief Executive Officer and the Chief Financial Officer have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of the end of the period covered by this report and have concluded that the disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our Chief Executive Officer and Chief Financial Officer.

PART III

Item 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

(a)           Directors of the Registrant.

The information under the caption “Election of Directors––Information About Nominees” and “––Other Information About Nominees” in our 2004 Proxy Statement is incorporated herein by reference.

(b)           Executive Officers of the Registrant.

Information concerning our Executive Officers is included in this Annual Report on Form 10-K under Item 4A, “Executive Officers of Fargo.”

(c)           Compliance with Section 16(a) of the Exchange Act.

The information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2004 Proxy Statement is incorporated herein by reference.

(d)          Audit Committee Financial Expert.

The information under the caption “Election of Directors-Additional Information About our Board and its Committees” in our 2004 Proxy Statement is incorporated herein by reference.

(e)           Identification of the Audit Committee.

The information under the caption “Election of Directors-Additional Information About our Board and its Committees” in our 2004 Proxy Statement is incorporated herein by reference.

(f)            Code of Ethics for Senior Financial Officers.

Our principal executive officer, principal financial officer and director of finance have signed a Code of Ethics, which we believe meets the requirements of the Securities and Exchange Commission.  We have posted our Code of Ethics for Senior Financial Officers on our corporate governance page of our web site.  The corporate governance page can be accessed on our web site at www.fargo.com.  We intend to disclose any amendments to and any waiver from a provision of our Code of Ethics for Senior Financial Officers on our web site within five business days following such amendment or waiver.  The information contained or connected to our web site is not incorporated by reference into this Form 10-K and should not be considered part of this or any report that we file with or furnish to the SEC.

Item 11.          EXECUTIVE COMPENSATION.

The information under the caption “Executive Compensation” in our 2004 Proxy Statement is incorporated herein by reference.

Item 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation—Securities Authorized for Issuance Under Equity Compensation Plans” in our 2004 Proxy Statement is incorporated herein by reference.

Item 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information under the caption “Executive Compensation—Certain Transactions” in our 2004 Proxy Statement is incorporated herein by reference.

Item 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information under the caption “Independent Accountants-Fees of Independent Auditors” in our 2004 Proxy

Statement is incorporated herein by reference.

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

Report of Independent Auditors on Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts

All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

Report of Independent Auditors on

Financial Statement Schedule

To the Stockholders and Board of Directors of Fargo Electronics, Inc.:

Our audits of the financial statements referred to in our report dated February 12, 2004, appearing in the 2003 Annual Report to Stockholders of Fargo Electronics, Inc. (which report and financial statements are included in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP

Minneapolis, Minnesota
February 12, 2004

Schedule II

Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period

Valuation account for accounts receivable:
Year ended December 31, 2003	$400,000	$724,867	$724,867	$400,000
Year ended December 31, 2002	$300,000	$868,165	$768,165	$400,000
Year ended December 31, 2001	$250,000	$1,340,035	$1,290,035	$300,000
Valuation account for inventories:
Year ended December 31, 2003	$634,372	$232,722	$96,094	$771,000
Year ended December 31, 2002	$1,025,000	$19,174	$409,802	$634,372
Year ended December 31, 2001	$1,064,922	$154,467	$194,389	$1,025,000

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

The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(c):

A.    Amended and Restated 1998 Stock Option and Grant Plan (incorporated by reference to Exhibit 10.2 to Fargo’s Form 10-K for the fiscal year ended December 31, 2000 (File No. 333-90937)).

B.    2001 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.20 to Fargo’s Form 10-K for the fiscal year ended December 31, 2000 (File No. 333-90937)).

C.    Form of Restricted Stock Agreement under the Amended and Restated 1998 Stock Option and Grant Plan (incorporated by reference to Exhibit 10.3 to Fargo’s Registration Statement on Form S-1 (File No. 333-90937)).

D.    Form of Incentive Stock Option Agreement under the Amended and Restated 1998 Stock Option and Grant Plan (incorporated by reference to Exhibit 10.5 to Fargo’s Registration Statement on Form S-1 (File No. 333-90937)).

E.     Form of Non-qualified Stock Option Agreement under the Amended and Restated 1998 Stock Option and Grant Plan (incorporated by reference to Exhibit 10.4 to Fargo’s Registration Statement on Form S-1 (File No. 333-90937)).

F.     Form of Indemnification Agreement for directors and executive officers of Fargo (incorporated by reference to Exhibit 10.9 to Fargo’s Registration Statement on Form S-1 (File No. 333-90937)).

G.    2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Fargo’s Form 10-Q for the quarter ended September 30, 2003 (File No. 000-29029)).

H.    Form of Non-qualified Stock Option Agreement under the 2003 Stock Incentive Plan (filed herewith).

(b)           Reports on Form 8-K:

On October 21, 2003, we filed a report on Form 8-K furnishing under Item 12 the News Release announcing our earning for the third quarter ended September 30, 2003.

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
Gary R. Holland
Chairman of the Board of Directors, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 15, 2004 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

/s/ GARY R. HOLLAND	Chairman of the Board of Directors,
Gary R. Holland	President and Chief Executive Officer (Principal Executive Officer)

/s/ PAUL W.B. STEPHENSON	Chief Financial Officer
Paul W.B. Stephenson	(Principal Financial Officer and Principal Accounting Officer)

/s/ EDWARD H. BERSOFF	Director
Edward H. Bersoff

/s/ EVERETT V. COX	Director
Everett V. Cox

/s/ WILLIAM H. GIBBS	Director
William H. Gibbs

/s/ KENT O. LILLEMOE	Director
Kent O. Lillemoe

/s/ DAVID D. MURPHY	Director
David D. Murphy

/s/ ELAINE A. PULLEN	Director
Elaine A. Pullen

/s/ EDWARD J. SMITH	Director
Edward J. Smith

Fargo Electronics, Inc.

Index

December 31, 2003 and 2002

Report of Independent Auditors

To the Stockholders and Board of Directors of

Fargo Electronics, Inc.

In our opinion, the accompanying balance sheets and the related statements of operations, changes in stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Fargo Electronics, Inc. (the “Company”) at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

Minneapolis Minnesota

February 12, 2004

Fargo Electronics, Inc.

Balance Sheets

December 31, 2003 and 2002

(in thousands, except per share data)

	2003	2002

Assets
Current assets
Cash and cash equivalents	$13,445	$2,511
Accounts receivable, net	7,015	9,142
Inventories, net	4,848	5,321
Prepaid expenses	233	252
Deferred income taxes	3,412	3,178
Total current assets	28,953	20,404
Equipment and leasehold improvements, net	2,107	1,494
Deferred income taxes	19,730	22,068
Other	17	43
Total assets	$50,807	$44,009
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,802	$5,109
Accrued liabilities	2,765	2,587
Total current liabilities	6,567	7,696
Commitments and contingencies

Stockholders’ equity
Common stock, $.01 par value; 50,000 shares authorized, 12,455 and 12,351 shares issued and outstanding at December 31, 2003 and 2002, respectively	125	124
Additional paid-in capital	149,179	148,509
Accumulated deficit	(105,064)	(112,304)
Deferred compensation	—	(16)
Total stockholders’ equity	44,240	36,313
Total liabilities and stockholders’ equity	$50,807	$44,009

The accompanying notes are an integral part of these financial statements.

Fargo Electronics, Inc.

Statements of Operations

Years Ended December 31, 2003, 2002 and 2001

(in thousands, except per share data)

	2003	2002	2001

Net sales	$65,491	$66,035	$60,963
Cost of sales	38,608	39,199	37,497
Gross profit	26,883	26,836	23,466

Operating expenses
Research and development	4,801	4,529	4,053
Selling, general and administrative	11,501	11,387	10,341
Terminated acquisition costs	—	552	1,434
Total operating expenses	16,302	16,468	15,828
Operating income	10,581	10,368	7,638

Other income (expense)
Interest expense	(29)	(554)	(1,379)
Interest income	32	187	79
Other, net	—	—	(33)
Total other income (expense)	3	(367)	(1,333)
Income before provision for income taxes	10,584	10,001	6,305
Provision for income taxes	3,344	3,265	2,229
Net income available to common stockholders	$7,240	$6,736	$4,076
Net income per common share
Basic earnings per share	$.58	$.56	$.35
Diluted earnings per share	$.57	$.55	$.34

Weighted average common shares outstanding
Basic	12,397	12,048	11,760
Diluted	12,799	12,331	11,958

The accompanying notes are an integral part of these financial statements.

Fargo Electronics, Inc.

Statement of Changes in Stockholders’ Equity

Years Ended December 31, 2003, 2002 and 2001

	Common Stock		Additional			Stock	Total
(in thousands)	Number of Shares	Par Value	Paid-in Capital	Accumulated Deficit	Deferred Compensation	Subscription Receivable	Stockholders’ Equity

Balances at December 31, 2000	11,747	$117	$145,155	$(123,116)	$(72)	$(725)	$21,359

Shares issued from exercise of stock options and stock purchase plan	50	1	99	—	—	—	100
Proceeds from stock subscription receivable	—	—	—	—	—	75	75
Restricted stock cancellation	(16)	—	(25)	—	—	25	—
Amortization of deferred compensation	—	—	—	—	28	—	28
Net income	—	—	—	4,076	—	—	4,076
Balances at December 31, 2001	11,781	118	145,229	(119,040)	(44)	(625)	25,638

Proceeds from secondary public offering, net of $800 for offering costs	525	5	3,132	—	—	—	3,137
Shares issued from exercise of stock options and stock purchase plan	45	1	148	—	—	—	149
Proceeds from stock subscription receivable	—	—	—	—	—	625	625
Amortization of deferred compensation	—	—	—	—	28	—	28
Net income	—	—	—	6,736	—	—	6,736
Balances at December 31, 2002	12,351	124	148,509	(112,304)	(16)	—	36,313

Shares issued from exercise of stock options and stock purchase plan	104	1	471	—	—	—	472
Amortization of deferred compensation	—	—	—	—	16	—	16
Tax benefit recognized for stock options	—	—	199	—	—	—	199
Net income	—	—	—	7,240	—	—	7,240
Balances at December 31, 2003	12,455	$125	$149,179	$(105,064)	$—	$—	$44,240

The accompanying notes are an integral part of these financial statements.

Fargo Electronics, Inc.

Statements of Cash Flows

Years Ended December 31, 2003, 2002 and 2001

(in thousands)

	2003	2002	2001

Cash flows from operating activities
Net income	$7,240	$6,736	$4,076
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,016	1,169	1,372
Loss on disposal of equipment	15	67	33
Provision for doubtful accounts	10	104	58
Provision for excess and obsolete inventories	233	19	154
Deferred income taxes	2,104	2,793	2,224
Deferred compensation	16	28	28
Tax benefit recognized for stock options	199	—	—
Changes in operating assets and liabilities
Accounts receivable	2,117	(1,533)	(1,017)
Inventories	240	(96)	2,720
Prepaid expenses and other assets	44	(106)	71
Accounts payable	(1,537)	794	1,483
Accrued liabilities	178	327	536
Net cash provided by operating activities	11,875	10,302	11,738
Cash flows from investing activities
Purchases of equipment and leasehold improvements	(1,413)	(1,169)	(650)
Net cash used in investing activities	(1,413)	(1,169)	(650)
Cash flows from financing activities
Proceeds from secondary public offering, net of $800 for offering costs	—	3,137	—
Payments on notes payable, bank	—	(14,000)	(5,000)
Proceeds from revolving credit facility	—	2,000	—
Payments on revolving credit facility	—	(2,000)	(3,900)
Payments of deferred financing costs	—	(119)	—
Proceeds from exercise of stock options	472	149	100
Proceeds from stock subscription receivable	—	625	75
Net cash provided by (used in) financing activities	472	(10,208)	(8,725)
Net increase (decrease) in cash and cash equivalents	10,934	(1,075)	2,363

Cash and cash equivalents
Beginning of period	2,511	3,586	1,223
End of period	$13,445	$2,511	$3,586
Cash paid during the period for
Interest	$19	$347	$1,752
Income taxes	797	480	—

Noncash transactions
Restricted stock cancellations	—	—	(25)
Purchase of equipment included in accounts payable	230	—	—

The accompanying notes are an integral part of these financial statements.

Fargo Electronics, Inc.

Notes to Financial Statements

December 31, 2003 and 2002

1.                          Nature of Business and Summary of Significant Accounting Policies

Nature of Business

Fargo Electronics, Inc. (“Fargo” or the “Company”) develops, manufactures and supplies printing systems and consumable supplies that personalize plastic identification cards by printing images and text onto the card.  The Company sells its products exclusively through independent distributors and resellers in more than 80 countries worldwide.

Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less are considered cash equivalents.  Substantially all of the Company’s cash and cash equivalents are held by two financial institutions.

Inventories

Inventories, which consist primarily of raw materials, are stated at the lower of cost or market, with cost being determined by the first-in, first-out (“FIFO”) method.  Allowances for write-downs to the lower of cost or market are recorded for estimated excess and obsolete inventories based primarily on forecasts of product demand and estimated production requirements.

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

Warranties

The Company’s products are generally covered by a standard one-year warranty.  Estimated warranty costs are accrued in the same period in which the related revenue is recognized, based on anticipated parts and labor costs utilizing historical experience.

(in thousands)	2003	2002

Accrued warranties
Beginning of year	$557	$505
Settlements made	(529)	(731)
Change in liability related to product warranties issued	497	783
End of year	$525	$557

Revenue Recognition

Revenue is recognized when title passes, which is generally at the time of shipment.  The Company provides for estimated warranty costs and estimated returns in the period revenue is recognized.  Certain of the Company’s customers have arrangements which include limited stock balancing return provisions.  The Company provides an allowance for stock balancing based on estimated expected returns.  Sales to these customers represented 17.3%, 11.7% and 10.2%, respectively, of net sales for the years ended December 31, 2003, 2002 and 2001.  Under the terms of the stock balancing agreements, the maximum amount of returns is approximately $305,000 at December 31, 2003, of which the Company has recorded an allowance of $133,000 for estimated returns.

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

Fair Value of Financial Instruments

The Company considers that the carrying amount of financial instruments, including accounts receivable, accounts payable and accrued liabilities, approximates fair value due to their short maturities.

Segment Information

The Company’s business is organized, managed and internally reported as a single segment.

Stock-Based Compensation

The Company measures compensation expense for its stock-based compensation plan using the intrinsic value method.  Accordingly, compensation cost for stock options granted to employees is measured as the excess, if any, of the value of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock.  The Company provides disclosure of the effect on net income as if the fair value-based method had been applied in measuring compensation expense.

Had compensation cost for the plan been determined based on the fair value of options at the date of grant, the Company’s net income available to common stockholders and basic and diluted net income per share would have been reduced to the following pro forma amounts:

(in thousands)	2003	2002	2001

Net income available to common stockholders
As reported	$7,240	$6,736	$4,076
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(1,705)	(1,447)	(1,175)
Pro forma	$5,535	$5,289	$2,901

Basic earnings per common share
As reported	$.58	$.56	$.35
Pro forma	$.45	$.44	$.25

Diluted earnings per common share
As reported	$.57	$.55	$.34
Pro forma	$.43	$.43	$.24

Earnings per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding.  Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted average number of outstanding common shares and potentially dilutive shares relating to stock options.

The following provides a reconciliation of shares used in the computation of basic and diluted earnings per share:

(in thousands)	2003	2002	2001

Weighted average common shares outstanding
Basic	12,397	12,048	11,760
Effect of dilutive stock options	402	283	198
Diluted	12,799	12,331	11,958

Options to purchase 45,000, 362,000 and 404,000 shares of common stock were outstanding at December 31, 2003, 2002 and 2001, respectively, but were not included in the computations of diluted earnings per share because the exercise prices were greater than the average market prices of the common shares for the periods.

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

Recently Issued Accounting Standards

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, and issued a revised interpretation in December 2003 (FIN 46R).  FIN 46R requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise.  FIN 46R must be applied for periods ending after March 15, 2004, and was effective immediately for all variable interest entities created after January 31, 2003.  The Company does not have ownership in any variable interest entities.  The adoption of this standard did not impact the Company’s financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.  This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003.  The adoption of this standard did not impact the Company’s financial statements.

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

In May 2003, the FASB Emerging Issues Task Force reached a final consensus on EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables.  The EITF addresses how to account for multiple-deliverable revenue arrangements and focuses on when a revenue arrangement should be separated into different revenue-generating deliverables or “units of accounting” and if so, how the arrangement considerations should be allocated to the different deliverables or units of accounting.  The provisions of EITF 00-21 are effective for revenue arrangements entered into at the beginning of the first interim period after June 15, 2003.  The adoption of this standard did not impact the Company’s financial statements.

In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 (“SAB No. 104”), Revenue Recognition, which codifies, revises and rescinds certain sections of SAB No. 101, Revenue Recognition, in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations.  The adoption of this standard did not impact the Company’s financial statements.

2.                          Public Offerings

In July 2002, the Company and certain selling stockholders completed a secondary public offering of 2,587,500 shares of common stock at $7.50 per share.  The Company’s two principal stockholders at that time sold 2,062,500 previously issued and outstanding shares, and the Company sold 525,000 newly issued shares.  The aggregate offering price of the shares sold by the Company was $3,937,500.  The proceeds to the Company from the offering were approximately $3,137,000 after deducting the underwriting discounts and commissions of approximately $236,500 and other direct offering costs of approximately $564,000.  The Company used the net proceeds from the offering to pay down its outstanding debt.

3.                          Tender Offer

On March 27, 2002, the Company and Zebra Technologies Corporation (“Zebra”) announced that the companies mutually agreed to terminate the acquisition agreement whereby Zebra would acquire all outstanding shares of the Company’s common stock for $7.25 per share in cash.  The transaction had been under Hart-Scott-Rodino antitrust review by the Federal Trade Commission (“FTC”).  Based on discussion with representatives of the FTC, the companies believed it was unlikely that the FTC would have approved the proposed transaction.  Accordingly, the companies agreed to a mutual termination of their acquisition agreement.  Neither party paid a break-up fee.  During 2002 and 2001, acquisition related costs of $552,000 and $1,434,000, respectively, were expensed as incurred.

The acquisition was announced on July 31, 2001.  A tender offer for all outstanding shares of the Company’s stock commenced on August 3, 2001, and was terminated on March 27, 2002.  None of the Company’s shares tendered in the tender offer were accepted for payment and paid for, and Zebra returned all shares of the Company’s common stock tendered and not withdrawn in the tender offer.

4.                          Selected Financial Statement Information

Accounts Receivable, Net

(in thousands)	2003	2002

Trade accounts receivable	$7,415	$9,542
Less: Allowance for doubtful accounts and sales returns	(400)	(400)
	$7,015	$9,142

For the years ended December 31, 2003, 2002 and 2001, one customer accounted for approximately 12.8%, 9.3% and 8.3% of net sales, respectively.

The Company’s ten largest distributors and resellers accounted for a combined total of 44.7%, 42.8% and 43.1% of net sales in 2003, 2002 and 2001, respectively.  These distributors accounted for 47.8% and 45.5% of trade accounts receivable at December 31, 2003 and 2002, respectively.

Inventories, Net

(in thousands)	2003	2002

Raw materials and purchased parts	$3,630	$4,269
Work in process	—	119
Finished goods	1,989	1,567
	5,619	5,955
Less: Allowance for excess and obsolete inventories	(771)	(634)
	$4,848	$5,321

Equipment and Leasehold Improvements, Net

(in thousands)	2003	2002

Tooling and manufacturing equipment	$5,844	$5,219
Office and other equipment	4,645	3,642
Leasehold improvements	488	488
	10,977	9,349
Less: Accumulated depreciation and amortization	(8,870)	(7,855)
	$2,107	$1,494

Accrued Liabilities

(in thousands)	2003	2002

Accrued warranties	$525	$557
Accrued compensation	393	711
Accrued vacation	450	400
Customer advances	362	175
Income taxes payable	541	337
Other	494	407
	$2,765	$2,587

5.                          Financing Arrangements

In December 2002, the Company amended its credit agreement to a $5,000,000 revolving credit facility.  There were no borrowings during 2003, and there was no outstanding balance at December 31, 2003.  Under the terms of the amended agreement, the amount available may be limited based on eligible accounts receivable and inventories, as defined.  The Company may borrow at the prime rate of interest or LIBOR plus a margin of 1.50%.  Interest is payable within 30 to 180 days, as defined by the agreement.  The credit facility requires, among other things, the maintenance of specified financial ratios including fixed charge coverage and total debt to EBITDA, as defined in the agreement, and restrictions on capital expenditures, payment of dividends and operating lease expenditures.  The credit agreement is in effect through December 2005.

In February 2002 and April 2001, the Company amended its credit facility.  Under the terms of the April 2001 amendment, the credit facility was converted to a $19,000,000 term loan, of which $14,000,000 was outstanding at December 31, 2001, and a $5,000,000 revolving credit facility, of which there was no outstanding balance at December 31, 2001.  During 2002, the Company repaid the balance of the term loan.

6.                          Stock Options

In May 2003, the Board of Directors and stockholders adopted the Fargo Electronics, Inc. 2003 Stock Incentive Plan (the “2003 Plan”) which authorizes and reserves a maximum of 1,000,000 shares of common stock available for issuance.  The 2003 Plan is administered by the Compensation Committee of the Board of Directors and provides for the grant of: (a) incentive stock options; (b) nonqualified stock options; and (c) restricted stock awards to employees, officers, directors and others, subject to certain limitations, as defined by the 2003 Plan.  Stock options issued under the 2003 Plan generally have an exercise price equal to the fair market value on the date of grant, vest and become exercisable ratably over four years, and expire no later than ten years from the date of grant.  If a change in control occurs, as defined by the 2003 Plan, the Board of Directors, or a committee thereof, at its sole discretion, may determine that all stock options that have been outstanding for at least six months will become immediately exercisable in full for the remainder of their terms and all restricted stock awards that have been outstanding for at least six months will become immediately 100% vested.  Unless terminated earlier, the 2003 Plan will terminate on April 30, 2013.

In February 1998, the Board of Directors and stockholders adopted the Fargo Electronics, Inc. 1998 Stock Option and Grant Plan (the “1998 Plan”) which, as amended, authorized and reserved a maximum number of shares for issuance equal to 15% of the outstanding common stock.  The 1998 Plan was terminated, and no new awards were issued thereunder, following approval of the 2003 Plan in May 2003.

Shares of restricted stock were awarded to certain directors and employees in 1998 and 1999 at an exercise price which was equal to the fair market value on the date of grant.  Sales of the restricted stock were paid for by means of recourse promissory notes with payment terms of five years.  The restricted stock had a weighted average exercise price of $1.60.  At December 31, 2002, all restricted shares were vested or cancelled, and the promissory notes were repaid.  There were no restricted shares outstanding at December 31, 2003 or 2002.

Stock option and restricted stock activity for 2003, 2002 and 2001 was as follows:

(in thousands, except per share data)	Shares Available for Grant	Options Outstanding	Restricted Stock Outstanding	Weighted Average Exercise Price Per Share of Options

Balances at December 31, 2000	113	799	453	$6.58

Plan amendment	357	—	—	—
Granted	(71)	71	—	4.02
Cancelled	82	(66)	(16)	7.18
Exercised	—	(23)	(47)	1.60
Balances at December 31, 2001	481	781	390	6.42

Increase in shares available due to secondary offering	86	—	—	—
Granted	(373)	373	—	7.55
Cancelled	58	(58)	—	5.18
Exercised	—	(31)	(390)	1.88
Balances at December 31, 2002	252	1,065	—	7.01

Termination of the 1998 Plan	(271)	—	—	—
Adoption of the 2003 Plan	1,000	—	—	—
Granted	(74)	74	—	12.83
Cancelled	48	(48)	—	7.44
Exercised	—	(91)	—	4.20
Balances at December 31, 2003	955	1,000	—	$7.68

Information related to stock options outstanding and exercisable at December 31, 2003, is as follows:

Options Outstanding

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
	(in thousands)

$1.60-$2.40	53	2.4 years	$1.60
$2.75-$4.13	182	6.2 years	2.91
$4.81-$7.22	62	5.7 years	6.08
$7.30-$10.95	381	6.0 years	7.79
$11.00-$15.41	322	4.2 years	11.54
	1,000		$7.68

Options Exercisable

Range of Exercise Prices	Number Exercisable	Weighted Average Exercise Price
	(in thousands)

$1.60-$2.40	53	$1.60
$2.75-$4.13	107	2.89
$4.81-$7.22	57	6.17
$7.30-$10.95	86	7.80
$11.00-$15.41	209	11.00
	512	$7.25

For the years ended December 31, 2003, 2002 and 2001, the Company recorded deferred compensation expense of $16,000, $28,000 and $28,000 per year, respectively, for 8,750 options granted in 1999 at a discount from the estimated fair market value of the Company’s common stock.

The weighted average grant-date fair value of options granted during 2003, 2002 and 2001 was $6.18, $5.30 and $3.00, respectively, which was determined using the Black-Scholes method and the following key assumptions:

Assumptions	2003	2002	2001

Volatility	70.29%	77.35%	85.23%
Risk-free interest rates	3.03% to 3.48%	4.02% to 4.92%	4.93% to 5.21%
Expected life	Five years	Six years	Six years
Expected dividends	None	None	None

Employee Stock Purchase Plan

In January 2001, the Company’s Board of Directors adopted a noncompensatory Employee Stock Purchase Plan (“Purchase Plan”).  Under the Purchase Plan, participating employees are granted options to purchase common stock at a 15% discount from the lower of the fair market value on the first day or last day of each calendar quarter.  The Purchase Plan permits an enrolled employee to make contributions to purchase shares of common stock through payroll deductions between 1% and 15% of compensation.  The number of shares that may be purchased by any single employee during a calendar quarter is limited to 250 shares and total shares with a maximum fair market value of $25,000 in each calendar year.  The Compensation Committee of the Board of Directors administers the Purchase Plan.  The total number of shares of common stock that may be issued pursuant to options granted under the Purchase Plan is 250,000 shares of common stock.  At December 31, 2003, approximately 56,000 shares of common stock have been issued under the Purchase Plan.

7.                          Benefit Plan

The Company has a 401(k) retirement savings plan whereby eligible employees may contribute up to 15% of their earnings either before taxes (subject to Internal Revenue Service limitation) or after tax, not to exceed annual amounts allowed under the Internal Revenue Code (“IRC”).  In addition, the Company may also make discretionary matching contributions.  Company matching contributions for the years ended December 31, 2003, 2002 and 2001, were $169,000, $164,000 and $164,000, respectively.

8.                          Income Taxes

The components of the provision for income taxes are as follows:

(in thousands)	2003	2002	2001

Current
Federal	$1,235	$467	$—
State	5	5	5
	1,240	472	5
Deferred
Federal	1,977	2,664	2,098
State	127	129	126
	2,104	2,793	2,224
Provision for income taxes	$3,344	$3,265	$2,229

Temporary differences comprising the net deferred tax assets recognized in the accompanying balance sheets at December 31, 2003 and 2002, are as follows:

(in thousands)	2003	2002

Tax goodwill, current portion	$2,372	$2,388
Accrued liabilities, including accrued warranties	346	415
Inventories	312	259
Other	382	116
Current deferred income taxes	3,412	3,178
Tax goodwill, net of current portion	19,297	21,684
Depreciation and amortization	205	232
Other	228	152
Long-term deferred income taxes	19,730	22,068
Total deferred income taxes	$23,142	$25,246

A reconciliation between the Company’s effective tax and the federal statutory tax is as follows:

(in thousands)	2003	2002	2001

Provision for federal income taxes at statutory rate	$3,599	$3,400	$2,144
State income taxes, net of federal benefit	184	177	129
Research and experimentation credits	(456)	(300)	(75)
Other	17	(12)	31
	$3,344	$3,265	$2,229

Historically, the Company has generated operating income.  The realization of the deferred tax assets is dependent upon the Company’s ability to generate sufficient future taxable income which management believes is more likely than not.  The Company anticipates future taxable income sufficient to realize the recorded deferred tax assets.  Future taxable income is based on management’s forecasts of the operating results of the Company, and there can be no assurance that such results will be achieved.

9.                          Commitments and Contingencies

The Company leases office, warehouse and manufacturing space under an operating lease that expires in December 2006.  Future minimum lease payments at December 31, 2003, consist of the following:

(in thousands)

2004	$492
2005	518
2006	518
Total minimum lease payments	$1,528

Total rent expense for the years ended December 31, 2003, 2002 and 2001, was $918,000, $940,000 and $727,000, respectively.

The Company has entered into unconditional purchase agreements with certain suppliers which may require the Company to purchase up to $1,349,000 of inventories.  The agreements are reviewed on a semi-annual basis, and unless terminated by either party, automatically renew for an additional six-month period.  The agreements may be terminated by either party with a 30-day written notice.

In June 2001, the Company entered into a management and employment agreement with its Chief Executive Officer (“CEO”), which provides certain benefits to the CEO upon termination, as defined in the agreement.  The agreement had an initial term expiring in December 2003, and provides for automatic renewal thereafter unless either party decides not to renew it and gives the other party notice of nonrenewal.  The agreement was automatically renewed in December 2003 for an additional year.  Under the agreement, upon termination without cause, certain events defined as good cause for the CEO to terminate or a change in control, the CEO will be entitled to receive a lump sum cash payment up to 250% of base salary plus accrued bonus payments and full vesting of any restricted stock or stock options held, group health, dental and life insurance benefits and a monthly cash allowance of $1,000 for a period of 30 months.

In December 2003, the Company extended the management agreements, originally executed in April 2001 and May 2002, with several of its officers and employees.  These agreements provide certain benefits to these individuals if they are terminated, as defined in the management agreements, in connection with a change in control of the Company.  The agreements have a one-year term.  Under the agreements, these individuals will be entitled to receive a lump sum cash payment up to 150% of their base salary plus full vesting of any restricted stock or stock options held.

The Company is party to various litigation matters arising from time to time in the ordinary course of business.  Management does not believe that any legal matters exist that would have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

10.                   Export Sales

Export sales were as follows:

(in thousands)	2003	2002	2001

Europe	$9,304	$9,669	$8,670
Asia and Australia	6,547	6,715	5,495
North and South America (other than the United States)	7,733	6,998	7,322
Other	3,976	2,981	2,832
	$27,560	$26,363	$24,319

Export sales are generally based on contractual shipment destinations by customer, as determined by their distributor agreement.

11.                   Significant Vendor

The Company buys a significant portion of its ribbons, an important component of its revenue, from one supplier.  In 2002, the Company added a second ribbon supplier that provides similar ribbons on comparable terms.  Management believes a change in suppliers would not adversely affect operating results.

In addition, the Company buys printheads for its dye sublimation printers from one supplier.

FARGO ELECTRONICS, INC.

Exhibit Index to Annual Report

on Form 10-K

For the fiscal year ended December 31, 2003

Item No.	Description	Method of Filing

2.2	Certificate of Ownership and Merger between Fargo Electronics, Inc., a Minnesota corporation and Fargo Electronics, Inc., a Delaware corporation	Incorporated by reference to Exhibit 2.2 to Fargo’s Form 10-K for the fiscal year ended December 31, 1999 (File No. 333-90937)

2.3	Articles of Merger	Incorporated by reference to Exhibit 2.3 to Fargo’s Form 10-K for the fiscal year ended December 31, 1999 (File No. 333-90937)

2.4	Agreement and Plan of Merger, between Fargo Electronics, Inc., a Minnesota corporation and Fargo Electronics, Inc., a Delaware corporation	Incorporated by reference to Exhibit 2.4 to Fargo’s Form 10-K for the fiscal year ended December 31, 1999 (File No. 333-90937)

3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference to Exhibit 3.1 to Fargo’s Form 10-K for the fiscal year ended December 31, 1999 (File No. 333-90937)

3.2	Bylaws, as amended on August 3, 2000	Incorporated by reference to Exhibit 3.1 to Fargo’s 10-Q for the quarter ended September 30, 2000 (File No. 333-90937).

4.1	Stockholder Rights Agreement	Incorporated by reference to Exhibit 4.1 to Fargo’s Form 10-K for the fiscal year ended December 31, 1999 (File No. 333-90937)

4.2	Amended and Restated Certificate of Incorporation	Incorporated by reference to Exhibit 3.1 to Fargo’s Form 10-K for the fiscal year ended December 31, 1999 (File No. 333-90937)

4.3	Bylaws, as amended on August 3, 2000	Incorporated by reference to Exhibit 3.1 to Fargo’s 10-Q for the quarter ended September 30, 2000 (File No. 333-90937).

10.1	Office/Warehouse Lease, dated June 15, 1996, between Fargo Electronics, Inc. and Opus Northwest L.L.C., as amended	Incorporated by reference to Exhibit 10.1 to Fargo’s Registration Statement on Form S-1 (File No. 333-90937).

Item No.	Description	Method of Filing

10.2	Amended and Restated 1998 Stock Option and Grant Plan, as amended	Incorporated by reference to Appendix C to Fargo’s 2001 Proxy Statement.

10.3	Form of Restricted Stock Agreement under the Amended and Restated 1998 Stock Option and Grant Plan	Incorporated by reference to Exhibit 10.3 to Fargo’s Registration Statement on Form S-1 (File No. 333-90937).

10.4	Form of Non-qualified Stock Option Agreement under the Amended and Restated 1998 Stock Option and Grant Plan	Incorporated by reference to Exhibit 10.4 to Fargo’s Registration Statement on Form S-1 (File No. 333-90937).

10.5	Form of Incentive Stock Option Agreement under the Amended and Restated 1998 Stock Option and Grant Plan	Incorporated by reference to Exhibit 10.5 to Fargo’s Registration Statement on Form S-1 (File No. 333-90937).

10.6	Technology and Trademark License Agreement, dated February 17, 1998, between Fargo Electronics, Inc. and Primera Technology, Inc.	Incorporated by reference to Exhibit 10.6 to Fargo’s Registration Statement on Form S-1 (File No. 333-90937).

10.7	Form of Indemnification Agreement for directors and executive officers of Fargo Electronics, Inc.	Incorporated by reference to Exhibit 10.9 to Fargo’s Registration Statement on Form S-1 (File No. 333-90937).

10.8	Stockholders’ Agreement, dated February 18, 1998, between Fargo Electronics, Inc., Robert Cummins and certain Investors, as amended	Incorporated by reference to Exhibit 10.10 to Fargo’s Registration Statement on Form S-1 (File No. 333-90937).

10.9	Non-Compete Agreement dated Feb. 18, 1998 between Fargo Electronics, Inc., Robert Cummins and Primera Technology, Inc.	Incorporated by reference to Exhibit 10.17 to Fargo’s Registration Statement on Form S-1 (File No. 333-90937).

10.10	Amended and Restated Consulting Agreement, dated February 18, 1998, between Fargo Electronics, Inc. and Primera Technology, Inc.	Incorporated by reference to Exhibit 10.18 to Fargo’s Registration Statement on Form S-1 (File No. 333-90937).

Item No.	Description	Method of Filing

10.11	2001 Employee Stock Purchase Plan	Incorporated by reference to Exhibit 10.20 to Fargo’s Form 10-K for the fiscal year ended December 31, 2000 (File No. 333-90937).

10.12	Amended and Restated Employment Agreement dated June 19, 2001 between Fargo Electronics, Inc. and Gary R. Holland, as amended	Incorporated by reference to Exhibit 99(e)(6) of Fargo’s Schedule 14D-9 filed on August 3, 2001 (File No. 005-59663).

10.13	Control Agreement with a Securities Intermediary among Fargo Electronics, Inc., LaSalle Bank, NA and Wells Fargo Brokerage Services, LLC	Incorporated by reference to Exhibit 10.2 to Fargo’s 10-Q for the quarter ended June 30, 2001 (File No. 333-90937)

10.14

Control Agreement (Deposit Account), dated as of June 8, 2001, among Fargo Electronics, Inc., LaSalle Bank National Association, as agent for the banks party to that certain Credit Agreement dated as of September 15, 2000, and Wells Fargo Bank, N.A.

Incorporated by reference to Exhibit 10.3 to Fargo’s 10-Q for the quarter ended June 30, 2001 (File No. 333-90937).

10.15	Lease, dated February 28, 2001, between Fargo Electronics, Inc. and AETNA Life Insurance Company	Incorporated by reference to Exhibit 10.1 to Fargo’s 10-Q for the quarter ended September 30, 2001 (File No. 333-90937).

10.16	Acquisition Agreement dated as of July 31, 2001 among Zebra Technologies Corporation, Rushmore Acquisition Corp. and Fargo Electronics, Inc.	Incorporated by reference to Exhibit 2.1 of Fargo’s Form 8-K filed on August 1, 2001 (File No. 333-90937).

10.17	Form of Stockholder Agreement dated as of July 31, 2001 between Zebra Technologies Corporation and each of the Entities Affiliated with TA Associates, Inc. and St. Paul Venture Capital, Inc.	Incorporated by reference to Exhibit 99.2 of Fargo’s Form 8-K filed on August 1, 2001 (File No. 333-90937)).

10.18	Form of Stockholder Agreement dated as of July 31, 2001 between Zebra Technologies Corporation and each of Fargo’s Directors and Executive Officers	Incorporated by reference to Exhibit 99.3 of Fargo’s Form 8-K filed on August 1, 2001 (File No. 333-90937)).

Item No.	Description	Method of Filing

10.19	Amendment No. 1, dated August 30, 2001, to Acquisition Agreement among Zebra Technologies Corporation, Rushmore Acquisition Corp. and Fargo Electronics, Inc.	Incorporated by reference to Exhibit 99.1(d)(6) to Amendment No. 3 to Fargo’s Schedule TO filed on August 30, 2001 (File No. 005-59663).

10.20	Amendment No. 2, dated October 11, 2001, to Acquisition Agreement among Zebra Technologies Corporation, Rushmore Acquisition Corp. and Fargo Electronics, Inc.	Incorporated by reference to Exhibit 99.1(d)(7) to Amendment No. 6 to Fargo’s Schedule TO filed on October 12, 2001 (File No. 005-59663).

10.21	Amendment No. 3, dated February 5, 2002, to Acquisition Agreement among Zebra Technologies Corporation, Rushmore Acquisition Corp. and Fargo Electronics, Inc.	Incorporated by reference to Exhibit 99.1(d)(8) to Amendment No. 14 to Fargo’s Schedule TO filed on February 6, 2002 (File No. 005-59663).

10.23	Termination Agreement, dated March 27, 2002, among Zebra Technologies Corporation, Rushmore Acquisition Corp. and Fargo Electronics, Inc.	Incorporated by reference to Exhibit 99.1(d)(9) to Amendment No. 19 to Fargo’s Schedule TO filed on March 27, 2002 (File No. 005-59663).

10.24	Conditional Release from Pledge Agreement, dated August 27, 2002, between Fargo Electronics, Inc. and William H. Gibbs	Incorporated by reference to Exhibit 10.1 to Fargo’s 10-Q for the quarter ended September 30, 2002 (File No. 333-90937)

10.25	Conditional Release from Pledge Agreement, dated October 28, 2002, between Fargo Electronics, Inc. and Gary R. Holland	Incorporated by reference to Exhibit 10.2 to Fargo’s 10-Q for the quarter ended September 30, 2002 (File No. 333-90937)

10.26	Amended and Restated Credit Agreement, dated December 18, 2002, between Fargo Electronics, Inc. and LaSalle Bank National Association	Incorporated by reference to Exhibit 10.37 to Fargo’s Form 10-K for the fiscal year ended December 31, 2002 (File No. 333-90937).

Item No.	Description	Method of Filing

10.27	Amended and Restated Security Agreement, dated December 18, 2002, between Fargo Electronics, Inc. and LaSalle Bank National Association	Incorporated by reference to Exhibit 10.38 to Fargo’s Form 10-K for the fiscal year ended December 31, 2002 (File No. 333-90937).

10.28	Note, dated December 18, 2002, payable to LaSalle Bank National Association	Incorporated by reference to Exhibit 10.39 to Fargo’s Form 10-K for the fiscal year ended December 31, 2002 (File No. 333-90937).

10.29	2003 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 to Fargo’s Form 10-Q for the quarter ended September 30, 2003 (File No. 000-29029).

10.30	Form of Non-qualified Stock Option agreement under the 2003 Stock Incentive Plan	Filed electronically herewith.

10.31	Form of Direct Reports Agreement dated December 15, 2003 between Fargo Electronics, Inc. and each of Scott Ackerman, Kathleen L. Phillips, Thomas C. Platner and Jeffrey D. Upin	Filed electronically herewith.

10.32	Form of Direct Reports Agreement dated December 15, 2003 between Fargo Electronics, Inc. and Paul W.B. Stephenson	Filed electronically herewith.

23.1	Consent of PricewaterhouseCoopers LLP	Filed electronically herewith.

31.1	Certification of Gary R. Holland Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed electronically herewith.

31.2	Certification of Paul W.B. Stephenson Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed electronically herewith.

32.1	Certification of Gary R. Holland Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith.

32.2	Certification of Paul W.B. Stephenson Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith.