Form 10-Q
period 2004-03-31
FARGO ELECTRONICS INC
filed 2004-05-10
CIK 1098834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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
Yes  ☒    No  ☐

As of May 3, 2004, 12,483,270 shares of our Common Stock were outstanding.

PART 1:                                                FINANCIAL INFORMATION

ITEM 1                                                         CONDENSED FINANCIAL STATEMENTS

FARGO ELECTRONICS, INC.
CONDENSED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	March 31, 2004	December 31, 2003
ASSETS

Current assets:
Cash and cash equivalents	$14,903	$13,445
Accounts receivable, net	8,698	7,015
Inventories, net	4,724	4,848
Prepaid expenses	438	233
Deferred income taxes	3,412	3,412

Total current assets	32,175	28,953

Equipment and leasehold improvements, net	2,175	2,107

Deferred income taxes	19,096	19,730
Other	12	17

Total assets	$53,458	$50,807

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,152	$3,802
Accrued liabilities	2,459	2,765

Total current liabilities	7,611	6,567

Commitments and contingencies	—	—

Stockholders’ equity:
Common stock, $.01 par value; 50,000 shares authorized, 12,483 and 12,455 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	125	125
Additional paid-in capital	149,359	149,179
Accumulated deficit	(103,637)	(105,064)

Total stockholders’ equity	45,847	44,240

Total liabilities and stockholders’ equity	$53,458	$50,807

The accompanying notes are an integral part of the unaudited condensed financial statements.

FARGO ELECTRONICS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2004	2003

Net sales	$15,554	$15,479

Cost of sales	9,033	9,289

Gross profit	6,521	6,190

Operating expenses:
Research and development	1,286	1,231
Selling, general and administrative	3,093	3,009

Total operating expenses	4,379	4,240

Operating income	2,142	1,950

Other income (expense):
Interest expense	(5)	(15)
Other, net	26	3

Income before provision for income taxes	2,163	1,938

Provision for income taxes	736	623

Net income	$1,427	$1,315

Net income per common share:
Basic earnings per share	$0.11	$0.11
Diluted earnings per share	$0.11	$0.10

Weighted average common shares outstanding:
Basic	12,472	12,369
Diluted	12,836	12,677

The accompanying notes are an integral part of the unaudited condensed financial statements.

FARGO ELECTRONICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2004	2003

Cash flows from operating activities:
Net income	$1,427	$1,315
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	242	231
Provision for doubtful accounts	20	—
Loss on disposal of equipment	—	14
Deferred income taxes	634	548
Deferred compensation	—	7
Tax benefit recognized for stock options	16	—
Changes in operating assets and liabilities
Accounts receivable	(1,703)	1,665
Inventories	124	(927)
Prepaid expenses and other assets	(200)	(144)
Accounts payable	1,288	(302)
Accrued liabilities	(306)	(829)

Net cash provided by operating activities	1,542	1,578

Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(248)	(167)

Net cash used in investing activities	(248)	(167)

Cash flows from financing activities:
Proceeds from issuance of common stock	164	56

Net cash provided by financing activities	164	56

Net increase in cash and cash equivalents	1,458	1,467

Cash and cash equivalents, beginning of period	13,445	2,511

Cash and cash equivalents, end of period	$14,903	$3,978

Significant noncash financing and investing activities:
Purchases of equipment included in accounts payable	$62	—

The accompanying notes are an integral part of the unaudited condensed financial statements.

FARGO ELECTRONICS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The interim condensed financial statements presented herein as of March 31, 2004, and for the three months ended March 31, 2004 and 2003, are unaudited; however, in our opinion, the interim condensed financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented.

The results of operations and cash flows for the three months ended March 31, 2004, do not necessarily indicate the results to be expected for the full year.  The December 31, 2003, balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These unaudited interim condensed financial statements should be read in conjunction with our financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

Had compensation cost for the plan been determined based on the fair value of options at the date of grant, the Company’s net income available to common stockholders and basic and diluted net income per share would have been reduced to the following pro forma amounts:

	Three Months Ended March 31,
	2004	2003

Net income available to common stockholders (in thousands):
As reported	$1,427	$1,315
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(143)	(408)
Pro forma	$1,284	$907
Basic earnings per common share:
As reported	$.11	$.11
Pro forma	$.10	$.07
Diluted earnings per common share:
As reported	$.11	$.10
Pro forma	$.10	$.07

NOTE 3 – EARNINGS PER SHARE

Basic earnings per share is calculated using the weighted average number of shares outstanding during the period.  Diluted earnings per share is computed on the basis of the weighted average basic shares outstanding plus the dilutive effect of outstanding stock options using the “treasury stock” method.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended March 31,
	2004	2003
BASIC EARNINGS PER SHARE:
Net income available to common stockholders	$1,427	$1,315
Weighted average common shares outstanding	12,472	12,369
Per share amount	$0.11	$0.11

DILUTED EARNINGS PER SHARE:
Net income available to common stockholders	$1,427	$1,315
Weighted average common shares outstanding	12,472	12,369
Add: Dilutive effect of stock options	364	308

Weighted average dilutive shares outstanding	12,836	12,677
Per share amount	$0.11	$0.10

Options to purchase 45,000 and 340,000 shares of common stock were outstanding but not included in the computation of diluted earnings per share for the three months ended March 31, 2004 and 2003, respectively, because the exercise prices were greater than the average market price of the common shares for the periods.

NOTE 4 – INVENTORIES (IN THOUSANDS)

	(Unaudited)
	March 31, 2004	December 31, 2003
Raw materials and purchased parts	$3,930	$3,630
Finished goods	1,561	1,989
	5,491	5,619
Less: Allowance for excess and obsolete inventories	(767)	(771)

Total inventories	$4,724	$4,848

NOTE 5 – WARRANTIES

The Company’s products are generally covered by a standard one-year warranty. Estimated warranty costs are accrued in the same period in which the related revenue is recognized, based on anticipated parts and labor costs, utilizing historical experience.

	(Unaudited) Three Months Ended March 31,
	2004	2003
Accrued warranties (in thousands):
Beginning of period	$525	$557
Settlements made	(106)	(180)
Change in liability related to product warranties issued	92	207
End of period	$511	$584

NOTE 6 – RECENTLY ISSUED ACCOUNTING PRONOUNCMENTS

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

The following discussion and analysis should be read in conjunction with our unaudited interim condensed financial statements and related notes included in this report.  This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  The statements contained in this report that are not historic in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “estimates,” “believes,” or “plans” or comparable terminology are forward-looking statements based on current expectations and assumptions.

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

We sell both printing systems and consumable supplies used in those systems.  We produce a diverse array of card printing systems that allow us to meet the needs of end-users, ranging from those who desire a premium system to address complex applications to those focused on lower priced systems with fewer features.  We also sell consumable supplies that are used with our systems, including dye sublimation ribbons, overlaminates, thermal resin ribbons, printheads, inkjet cartridges, inkjet card cartridges and blank cards.  Over the past five years, the proportion of our total revenues provided by consumable supplies has increased to 60% of total revenues in 2003 from 49% in 1999.  Factors affecting our net sales of card printing systems each year include the mix of systems sold, declines in average selling price and the number of major projects we are successful in winning.  As the number of Fargo systems installed and in use continues to grow, the sale of consumable supplies for use in these systems provides us with a significant recurring, and growing, revenue stream.

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

We have experienced, and expect to continue to experience, quarterly variations in net sales and gross profit as a result of a number of factors, including, among other things, the timing and extent of promotional pricing; the timing of major projects; the number and mix of products sold in the quarter; the availability and cost of components and materials; costs, benefits and timing of new product introductions; customer order size and shipment timing; and seasonable factors affecting timing of purchase orders.

In October 2003, we introduced a new distribution program for our United States channel partners.  The new program categorizes distribution partners into four complementary, yet separate, program tracks.  Fargo Solution Providers provide retail customers with sales, service and integration expertise on Fargo’s full line of Professional and Persona Series products and systems.  Fargo Value Added Distributors provide in-depth integration expertise and support for Fargo Solution Providers and end user customers on Fargo’s full line of products and systems.  Fargo Distributors provide product distribution services to Fargo Solution Providers and Persona Series resellers.  Fargo Manufacturing Resellers are companies that have a core business of developing and manufacturing products where the sale of identification card printers is a secondary portion of its sale.  Each category has the option to work exclusively with Fargo to develop market share and expertise in the markets they serve.  The program continues our two-product line strategy with restricted distribution on our Professional Series products and broad distribution of our Persona products.  The new program resulted from a review of our existing and future channel requirements, our distribution partners’ needs and the products that are under development by us.  We believe that this new distribution structure will be attractive to both current and new distribution partners.  However, it is currently too early to assess the results of the changes or their potential impact on our results of operations or financial condition.

Results of Operations

The following table sets forth, for the periods indicated, certain unaudited selected financial data expressed as a percentage of net sales:

	Three Months Ended March 31,
	2004	2003
Net sales	100.0%	100.0%
Cost of sales	58.1	60.0

Gross profit	41.9	40.0

Operating expenses:
Research and development	8.3	8.0
Selling, general and administrative	19.8	19.4
Total operating expenses	28.1	27.4

Operating income	13.8	12.6
Other income (expense)	0.1	(0.1)

Income Before Provision for Income taxes	13.9	12.5

Provision for income taxes	4.7	4.0

Net Income	9.2%	8.5%

Comparison of Three Months Ended March 31, 2004 and 2003

Net sales.  Net sales increased to $15.6 million for the three-month period ended March 31, 2004, from $15.5 million in the same period of 2003.  Sales of equipment decreased 6.8% to $5.4 million from $5.8 million in the first quarter of 2003, and sales of supplies increased 4.9% to $10.2 million from $9.7 million in the first quarter of 2003. The decrease in sales of equipment is due to a decrease in average selling price, partially offset by an increase in unit volume.  The decrease in average selling price is primarily due to a change in unit mix and higher discounts to our channel partners.   The increase in sales of supplies was mainly the result of software sales.  We did not have any software sales for the three-month period ended March 31, 2003.

International sales increased 1.8% to $7.4 million in the first quarter of 2004 from $7.3 million in the same period of 2003 and accounted for 47.4% of net sales for the three months ended March 31, 2004, compared to 46.8% of net sales in the same period of 2003.  The increase in international sales was principally attributable to increased sales of equipment in Canada and the Middle East, partially offset by a decrease in Asia equipment sales.  International sales of supplies increased in Australia and the Middle East, but were partially offset by a decrease in Asia supply sales.

Gross profit.  Gross profit as a percentage of net sales increased to 41.9% for the three months ended March 31, 2004, from 40.0% in the same period of 2003.  Results for the quarter included a $360,000 reduction of cost of sales related to the settlement of prior years’ duty drawback claims.  Lower manufacturing costs associated with improved quality also positively impacted gross profit.  Gross profit was negatively impacted by lower average selling prices.

Research and development.  Research and development expenses increased to $1.3 million for the three months ended March 31, 2004, from $1.2 million in the same period of 2003.  Research and development expenses as a percentage of net sales were 8.3% for the first quarter of 2004, compared to 8.0% for the same period of 2003.  The increase in research and development expenses is mainly due to increased salary and payroll expense.

Selling, general and administrative.  Selling, general and administrative expenses increased to $3.1 million for the three months ended March 31, 2004, from $3.0 million in the same period of 2003.  As a percentage of net sales, selling, general and administrative expenses were 19.8% in the first quarter of 2004, compared to 19.4% for the same period of 2003.  The increase in selling, general and administrative expenses is due to higher general and administrative expenses, primarily from higher health insurance costs and public company expenses.  These increases are partially offset by lower advertising marketing expenses.  The higher health insurance costs are due to increases in our major claims experience and the higher public company expenses relates to higher audit and legal fees, insurance costs and other costs associated with being a public company.  The decrease in advertising marketing expenses is due to the timing of new product introductions.

Operating income.  Operating income increased 9.8% to $2.2 million for the quarter ended March 31, 2004, from $2.0 million during the same period of 2003.  As a percentage of net sales, operating income was 13.8% in the first quarter of 2004 compared to 12.6% in the same period of 2003.  The increase resulted mainly from the increased gross profit described above, partially offset by increased operating expenses.

Income tax expense.  Income tax expense was $736,000 for the three months ended March 31, 2004, which results in an effective tax rate of 34.0%, compared to income tax expense of $623,000 and an effective tax rate of 32.1% for the same period of 2003.  The change in the effective tax rate is mainly due to the timing of the recognition of research and experimentation credits.

Liquidity and Capital Resources

We have historically financed our operations, debt service and capital requirements through cash flows generated from operations.  Working capital was $24.6 million and $22.4 million, respectively, at March 31, 2004, and December 31, 2003.  At March 31, 2004 and throughout 2003, we had no bank debt outstanding.

We believe, based on our current cash levels as well as the operating cash flows expected in 2004 and the funds available to us under our $5.0 million revolving credit facility, that we will have sufficient funds to finance our current operations and planned capital expenditures for at least the next 12 months.

We had cash and cash equivalents of $14.9 million at March 31, 2004, an increase of $1.5 million from $13.4 million at December 31, 2003.  This increase was primarily due to positive net cash flows provided by our operating activities.

Cash provided by operating activities was $1.5 million for the three-month period ended March 31, 2004 due to net income of $1.4 million and non-cash charges of $912,000 primarily for deferred income taxes and depreciation and amortization.  Cash provided by operating activities was negatively impacted by an increase in accounts receivable of $1.7 million, but partially offset by an increase in accounts payable and accrued liabilities of $982,000.  The increase in accounts receivable is mainly due to the timing of sales and a decrease in prepaid accounts.   The increase in accounts payable is primarily related to the timing of our payments to vendors.    Cash used by investing activities was $248,000 solely for purchases of equipment and leasehold improvements.  Cash provided by financing activities was $164,000 due to proceeds received from the exercise of stock options.

Cash provided by operating activities was $1.6 million for the three-month period ended March 31, 2003 due to net income of $1.3 million and non-cash charges of $800,000 primarily for deferred income taxes and depreciation and amortization.  Cash provided by operating activities was positively impacted by a decrease in accounts receivable of $1.7 million primarily related to the timing of sales throughout the quarter.  These cash flows were partially offset by an increase in inventories of $927,000 and a decrease in accounts payable and accrued liabilities of $1.1 million.  The increase in inventory is mainly due to the timing of purchases, and the decrease in accounts payable and accrued liabilities is primarily due to the timing of payments and increased revenue activity in the fourth quarter of 2002.  Cash used by investing activities was $167,000 solely for purchases of equipment and leasehold improvements.  Cash provided by financing activities was $56,000 due to proceeds received from the exercise of stock options.

In December 2002, we further amended our credit facility, which under the terms of the amendment, was converted to a $5.0 million revolving credit facility, of which there was no outstanding balance at March 31, 2004 or at any point during 2003. The borrowings under the revolving credit facility are limited to eligible accounts receivable and inventories as defined by the agreement. Under the terms of the amended agreement, we may borrow at the prime rate of interest or LIBOR plus a margin of 1.50%. Interest is payable within 30 to 180 days, as defined by the agreement. The credit agreement is in effect through December 2005.

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

The following critical policies relate to the more significant judgments and estimates used in the preparation of the financial statements:

Revenue Recognition—We recognize revenue when title passes, which generally is at the time of shipment. We provide for estimated warranty costs and estimated returns in the period revenue is recognized. Certain of our customers have arrangements that include stock balancing return provisions. We provide an allowance for stock balancing based on estimated expected returns.  Sales to these customers collectively represented 17.3%, 11.7% and 10.2%, respectively, of net sales for the years ended December 31, 2003, 2002 and 2001. Under the terms of the stock balancing agreements, we estimate that the maximum amount of returns is approximately $35,000 at March 31, 2004, of which we have recorded an allowance of $13,000 for stock balancing estimated returns. This reserve is included in our allowance for doubtful accounts and sales returns.

Allowance for doubtful accounts and sales returns—We determine the estimate of the allowance for doubtful accounts and sales returns considering a number of factors, including: (1) historical experience, (2) aging of the accounts receivable, (3) analysis of stock balancing agreements and (4) specific information obtained by us on the financial condition and the current creditworthiness of our customers. If the financing conditions of our customers were to deteriorate and reduce the ability of our customers to make payments on their accounts, we may be required to increase our allowance by recording additional bad debt expense. Likewise, should the financial condition of our customers improve and result in payments or settlements of previously reserved amounts, we may be required to record a reduction in bad debt expense to reverse the recorded allowance. Our allowance for doubtful accounts and sales returns was $250,000 at March 31, 2004.  Our allowance for doubtful accounts and sales returns decreased $150,000 from December 31, 2003 primarily for lower allowances on our stock balancing return estimates.

Allowance for excess and obsolete inventories—We value our inventories at the lower of the actual cost to purchase or manufacture, or the current estimated market value. We regularly review our inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on estimated forecasts of product demand and production requirements for the subsequent twelve and twenty four months. We make every effort to ensure the accuracy of our forecasts of future product demand, however any significant unanticipated changes in demand or technological developments could have a significant impact on the value of inventories and reported operating results. Our allowance for excess and obsolete inventories at March 31, 2004, was $767,000.

Warranty accrual—Our products are generally covered by a standard one-year warranty from the date of sale.  Estimated warranty costs are accrued in the same period in which the related revenue is recognized, based on anticipated parts and labor costs, utilizing historical experience. Our warranty accrual at March 31, 2004, was $511,000.

Deferred tax assets—The realization of our deferred tax assets is dependent upon our ability to generate sufficient future taxable income which we believe is more likely than not. We anticipate future taxable income sufficient to realize the recorded deferred tax assets. Historically, we have generated operating income. Future taxable income is based on our forecasts of operating results, and there can be no assurance that such results will be achieved.  Our deferred tax assets at March 31, 2004 were $22,508,000.

Recently Issued Accounting Standards

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

For additional information on market risk, refer to the “Quantitative and Qualitative Disclosures About Market Risk” section (Item 7A) of our Annual Report on Form 10-K for the year ended December 31, 2003.

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

PART II:  OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

We filed a patent infringement complaint against Iris Ltd., Inc. on February 24, 2004 in Federal District Court in the State of Minnesota and served this complaint on Iris Ltd., Inc. on March 26, 2004.  Our complaint alleges infringement of one or more of our patents relating to our printer ribbon product.  We are seeking injunctive relief, damages and legal fees.

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

(b)                                 Reports on Form 8-K

On  February 17, 2004, we filed a report on Form 8-K furnishing under Item 12 the News Release announcing earnings for the quarter and year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARGO ELECTRONICS, INC.

May 10, 2004	/s/ GARY R. HOLLAND
Gary R. Holland
Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

/s/ PAUL W.B. STEPHENSON
Paul W.B. Stephenson
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)