Form 10-Q
period 2004-06-30
FARGO ELECTRONICS INC
filed 2004-08-09
CIK 1098834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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
Yes  ☒    No  ☐

As of July 31, 2004, 12,503,285 shares of our Common Stock were outstanding.

PART 1:                FINANCIAL INFORMATION

ITEM 1                   CONDENSED FINANCIAL STATEMENTS

FARGO ELECTRONICS, INC.

CONDENSED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	June 30, 2004	December 31, 2003
ASSETS

Current assets:
Cash and cash equivalents	$17,516	$13,445
Accounts receivable, net	9,911	7,015
Inventories, net	4,806	4,848
Prepaid expenses	419	233
Deferred income taxes	3,412	3,412

Total current assets	36,064	28,953

Equipment and leasehold improvements, net	2,143	2,107

Deferred income taxes	18,420	19,730
Other	30	17

Total assets	$56,657	$50,807

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6,185	$3,802
Accrued liabilities	2,740	2,765

Total current liabilities	8,925	6,567

Commitments and contingencies	—	—

Stockholders’ equity:
Common stock, $.01 par value; 50,000 shares authorized, 12,503 and 12,455 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	125	125
Additional paid-in capital	149,497	149,179
Accumulated deficit	(101,890)	(105,064)

Total stockholders’ equity	47,732	44,240

Total liabilities and stockholders’ equity	$56,657	$50,807

The accompanying notes are an integral part of the unaudited condensed financial statements.

FARGO ELECTRONICS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net sales	$17,545	$16,492	$33,099	$31,971

Cost of sales	10,733	9,820	19,766	19,109

Gross profit	6,812	6,672	13,333	12,862

Operating expenses:
Research and development	1,218	1,115	2,504	2,346
Selling, general and administrative	3,039	2,924	6,133	5,933

Total operating expenses	4,257	4,039	8,637	8,279

Operating income	2,555	2,633	4,696	4,583

Other income (expense):
Interest expense	(2)	(5)	(7)	(20)
Interest income	34	5	61	8
Total other income (expense)	32	—	54	(12)

Income before provision for income taxes	2,587	2,633	4,750	4,571

Provision for income taxes	840	867	1,576	1,490

Net income	$1,747	$1,766	$3,174	$3,081

Net income per common share:
Basic earnings per share	$0.14	$0.14	$0.25	$0.25
Diluted earnings per share	$0.14	$0.14	$0.25	$0.24

Weighted average common shares outstanding:
Basic	12,491	12,377	12,482	12,373
Diluted	12,788	12,733	12,821	12,714

The accompanying notes are an integral part of the unaudited condensed financial statements.

FARGO ELECTRONICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2004	2003

Cash flows from operating activities:
Net income	$3,174	$3,081
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	489	494
Provision for excess and obsolete inventory	58	—
Loss on disposal of equipment	—	14
Deferred income taxes	1,310	1,415
Deferred compensation	—	14
Tax benefit recognized for stock options	16	—
Changes in operating assets and liabilities
Accounts receivable	(2,896)	797
Inventories	(16)	(105)
Prepaid expenses and other assets	(199)	(256)
Accounts payable	2,330	(150)
Accrued liabilities	(25)	(797)

Net cash provided by operating activities	4,241	4,507

Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(472)	(650)

Net cash used in investing activities	(472)	(650)

Cash flows from financing activities:
Proceeds from issuance of common stock	302	90

Net cash provided by financing activities	302	90

Net increase in cash and cash equivalents	4,071	3,947

Cash and cash equivalents, beginning of period	13,445	2,511

Cash and cash equivalents, end of period	$17,516	$6,458

Significant noncash financing and investing activities:
Purchases of equipment included in accounts payable	$53	$369

The accompanying notes are an integral part of the unaudited condensed financial statements.

FARGO ELECTRONICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The interim condensed financial statements presented herein as of June 30, 2004, and for the three and six months ended June 30, 2004 and 2003, are unaudited; however, in our opinion, the interim condensed financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented.

The results of operations for the three and six months ended June 30, 2004, and the cash flows for the six months ended June 30, 2004, do not necessarily indicate the results to be expected for the full year.  The December 31, 2003, balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These unaudited interim condensed financial statements should be read in conjunction with our financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

Had compensation cost for the plan been determined based on the fair value of options at the date of grant, the Company’s net income available to common stockholders and basic and diluted net income per share would have been reduced to the following pro forma amounts:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income available to common stockholders (in thousands):
As reported	$1,747	$1,766	$3,174	$3,081
Deduct: Total stock based employee compensation expense determined under fair value based method, net of related tax effects	(154)	(418)	(297)	(826)
Pro forma	$1,593	$1,348	$2,877	$2,255

Basic earnings per common share:
As reported	$0.14	$0.14	$0.25	$0.25
Pro forma	$0.13	$0.11	$0.23	$0.18

Diluted earnings per common share:
As reported	$0.14	$0.14	$0.25	$0.24
Pro forma	$0.12	$0.11	$0.22	$0.18

NOTE 3 – EARNINGS PER SHARE

Basic earnings per share is calculated using the weighted average number of shares outstanding during the period.  Diluted earnings per share is computed on the basis of the weighted average basic shares outstanding plus the dilutive effect of outstanding stock options using the “treasury stock” method.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
BASIC EARNINGS PER SHARE:
Net income available to common stockholders	$1,747	$1,766	$3,174	$3,081
Weighted average common shares outstanding	12,491	12,377	12,482	12,373
Per share amount	$0.14	$0.14	$0.25	$0.25

DILUTED EARNINGS PER SHARE:
Net income available to common stockholders	$1,747	$1,766	$3,174	$3,081
Weighted average common shares outstanding	12,491	12,377	12,482	12,373
Add: Dilutive effect of stock options	297	356	339	341

Weighted average dilutive shares outstanding	12,788	12,733	12,821	12,714
Per share amount	$0.14	$0.14	$0.25	$0.24

Options to purchase 311,000 and 45,000 shares of common stock were outstanding but not included in the computation of diluted earnings per share for the three and six months ended June 30, 2004, respectively because the exercise prices were greater than the average market price of the common shares for the periods.  Options to purchase 298,000 shares of common stock were outstanding but not included in the computation of diluted earnings per share for the three and six months ended June 30, 2003 because the exercise prices were greater than the average market price of the common shares for the periods.

NOTE 4 – INVENTORIES (IN THOUSANDS)

	(Unaudited)
	June 30, 2004	December 31, 2003
Raw materials and purchased parts	$3,738	$3,630
Finished goods	1,888	1,989
	5,626	5,619
Less: Allowance for excess and obsolete inventories	(820)	(771)

Total inventories	$4,806	$4,848

NOTE 5 – WARRANTIES

The Company’s products are generally covered by a standard one-year warranty. Estimated warranty costs are accrued in the same period in which the related revenue is recognized, based on anticipated parts and labor costs, utilizing historical experience.

	(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Accrued warranties (in thousands):
Beginning of period	$511	$584	$525	$557
Settlements made	(96)	(170)	(202)	(350)
Change in liability related to product warranties issued	35	140	127	347
End of period	$450	$554	$450	$554

NOTE 6 – CREDIT AGREEMENT

In April 2004, we further amended our $5.0 million revolving credit facility, on which there was no outstanding balance at June 30, 2004 or at any point during 2004 and 2003.  Changes made under the terms of the April 2004 amendment include changing the term of the credit facility to automatically renew for a period of 364 days unless either party delivers a non-renewal notice, as well as eliminating the unused commitment fee.  Borrowings under the revolving credit facility are limited to eligible accounts receivable and inventories, as defined by the agreement.  Under the terms of the amendment, we may borrow at the prime rate of interest or LIBOR plus a margin of 1.5%.

The credit facility requires, among other things, the maintenance of a minimum EBITDA and restrictions on payment of dividends and operating lease expenditures, as defined in the agreement.

NOTE 7 – RECENTLY ISSUED ACCOUNTING PRONOUNCMENTS

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

Various risks and uncertainties could cause actual results to differ materially from those expressed in forward-looking statements. These risks and uncertainties include: our ability to protect or enforce our intellectual property rights, particularly with respect to our proprietary consumable supplies; risks and uncertainties associated with litigation; our reliance on sole and single-source suppliers; our ability to obtain rights to third-party technologies that we may want to incorporate into new products; potential manufacturing delays and other problems due to the complex design of our systems; the efforts of our independent distributors and resellers to effectively market and sell our products; and the other factors set forth in our Annual Report on Form 10-K.

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

In October 2003, we introduced a new distribution program for our United States channel partners.  The new program categorizes distribution partners into four complementary, yet separate, program tracks.  Fargo Solution Providers provide retail customers with sales, service and integration expertise on Fargo’s full line of Professional and Persona Series products and systems.  Fargo Value Added Distributors provide in-depth integration expertise and support for Fargo Solution Providers and end user customers on Fargo’s full line of products and systems.  Fargo Distributors provide product distribution services to Fargo Solution Providers and Persona Series resellers.  Fargo Manufacturing Resellers are companies that have a core business of developing and manufacturing products where the sale of identification card printers is a secondary portion of its sale.  Each category has the option to work exclusively with Fargo to develop market share and expertise in the markets they serve.  The program continues our two-product line strategy with restricted distribution on our Professional Series products and broad distribution of our Persona products.  The new program resulted from a review of our existing and future channel requirements, our distribution partners’ needs and the products that are under development by us.  We believe that this new distribution structure is working well with our distribution partners.

Results of Operations

The following table sets forth, for the periods indicated, certain unaudited selected financial data expressed as a percentage of net sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	61.2	59.5	59.7	59.8

Gross profit	38.8	40.5	40.3	40.2

Operating expenses:
Research and development	6.9	6.8	7.6	7.3
Selling, general and administrative	17.3	17.7	18.5	18.6
Total operating expenses	24.2	24.5	26.1	25.9

Operating income	14.6	16.0	14.2	14.3
Other income (expense), net	0.2	0.0	0.2	0.0

Income before provision for income taxes	14.8	16.0	14.4	14.3

Provision for income taxes	4.8	5.3	4.8	4.7

Operating income	10.0%	10.7%	9.6%	9.6%

Comparison of Three Months Ended June 30, 2004 and 2003

Net sales.  Net sales increased to $17.5 million for the three-month period ended June 30, 2004, from $16.5 million in the same period of 2003.  Sales of equipment decreased 1.8% to $6.9 million from $7.1 million in the second quarter of 2003, and sales of supplies increased 12.5% to $10.6 million from $9.4 million in the second quarter of 2003. The decrease in sales of equipment is due to a decrease in average selling price, especially at the entry level of the market, partially offset by an increase in unit volume.  The decrease in average selling price is primarily due to a change in unit mix and more aggressively promoting our printer lines through higher discounts to our channel partners.  The increase in sales of supplies was primarily due to changes in sales mix as well as volume increases for the three months ended June 30, 2004.

International sales increased 13.3% to $7.2 million in the second quarter of 2004 from $6.4 million in the same period of 2003 and accounted for 41.0% of net sales for the three months ended June 30, 2004, compared to 38.5% of net sales in the same period of 2003.  The increase in international sales was principally attributable to increased sales of equipment in Australia and the Middle East, partially offset by a decrease in equipment sales in Asia and Canada.  International sales of supplies increased in Australia and the Middle East, but were partially offset by a decrease in Asia supply sales.

Gross profit.  Gross profit as a percentage of net sales decreased to 38.8% for the three months ended June 30, 2004, from 40.5% in the same period of 2003.  The change is due primarily to promotional activity on printers and changes in product mix, offset by reduced warranty expenses due to improved product quality.

Research and development.  Research and development expenses increased to $1.2 million for the three months ended June 30, 2004, from $1.1 million in the same period of 2003.  Research and development expenses as a percentage of net sales were 6.9% for the second quarter of 2004, compared to 6.8% for the same period of 2003.  The increase in research and development expenses is mainly due to increased purchases of prototype parts and depreciation expenses related to activities in research and development of new products.

Selling, general and administrative.  Selling, general and administrative expenses increased to $3.0 million for the three months ended June 30, 2004, from $2.9 million in the same period of 2003.  As a percentage of net sales, selling, general and administrative expenses were 17.3% in the second quarter of 2004, compared to 17.7% for the same period of 2003.  The increase in selling, general and administrative expenses is due to higher general and administrative expenses, primarily from higher legal fees related to our ongoing patent litigation in Asia and the U.S.  As described in Part II, Item 1 - Legal Proceedings, on July 19, 2004, we filed a patent infringement suit against Toppan Printing Co. Ltd.(“Toppan”) and Trans Digital Technologies Corporation,(“TDT”) a wholly owned subsidiary of Viisage Technology, Inc. alleging that a reverse image printer manufactured by Toppan and distributed by TDT, infringes four US patents that we own.  Given the costs of prosecuting this kind of litigation and the likely duration before a resolution is achieved, we anticipate that cost of this litigation will affect our financial results for 2004.  We anticipate that this litigation will be expensive and will require the time and attention of management that could otherwise be focused on internal business issues.

Operating income.  Operating income remained steady at approximately $2.6 million for the three months ended June 30, 2004, from nearly the same amount incurred during the same period of 2003.  As a percentage of net sales, operating income was 14.6% in the second quarter of 2004 compared to 16.0% in the same period of 2003.  The decrease resulted mainly from the increased operating expenses, partially offset by the increased gross profit described above.

Income tax expense.  Income tax expense was $840,000 for the three months ended June 30, 2004, which results in an effective tax rate of 32.5%, compared to income tax expense of $867,000 and an effective tax rate of 32.9% for the same period of 2003.  The change in the effective tax rate is mainly due to the timing of the recognition of research and experimentation credits.

Comparison of Six Months Ended June 30, 2004 and 2003

Net sales.  Net sales increased to $33.1 million for the six-month period ended June 30, 2004, from $32.0 million in the same period of 2003.  Sales of equipment decreased 4.0% to $12.4 million from $12.9 million in the same period of 2003, and sales of supplies increased 8.6% to $20.7 million from $19.1 million for the same period of 2003.  The decrease in sales of equipment is due to a decrease in average selling price, partially offset by an increase in unit volume.  The decrease in average selling price is primarily due to a change in unit mix and higher discounts to our channel partners through more aggressively promoting our printer lines.  The increase in sales of supplies was mainly the result of changes in sales mix as well as volume increases.  Sales of software also contributed to the increase in supplies for the six months ended June 30, 2004.  We did not have any software sales for the six-month period ended June 30, 2003.

International sales increased 7.7% to $14.6 million for the six months ended June 30, 2004 from $13.5 million in the same period of 2003 and accounted for 44.0% of net sales for the six months ended June 30, 2004, compared to 42.3% of net sales in the same period of 2003.  Total international equipment sales remained steady with increases in Canada and the Middle East sales, offset by decreases in Europe and Asia.  The increase in international sales was principally attributable to increased sales of supplies.  International sales of supplies increased in Australia, Europe, and the Middle East, but were partially offset by a decrease in Asia and South America supply sales.

Gross profit.  Gross profit as a percentage of net sales increased to 40.3% for the six months ended June 30, 2004, from 40.2% in the same period of 2003.  Results for the six months ended June 30, 2004 included a $360,000 reduction of cost of sales related to the settlement of prior years’ duty drawback claims.  Also, lower manufacturing costs associated with improved quality positively impacted gross profit.  Gross profit was negatively impacted by promotional activity on printers and changes in product mix.

Research and development.  Research and development expenses increased to $2.5 million for the six months ended June 30, 2004, from $2.3 million in the same period of 2003.  Research and development expenses as a percentage of net sales were 7.6% for the six months ended June 30, 2004, compared to 7.3% for the same period of 2003.  The increase in research and development expenses is mainly due to increased salary and payroll expense, as well as increased purchases of prototype parts and depreciation expenses related to activities in research and development of new products.

Selling, general and administrative.  Selling, general and administrative expenses increased to $6.1 million for the six months ended June 30, 2004, from $5.9 million in the same period of 2003.  As a percentage of net sales, selling, general and administrative expenses were 18.5% in the six months ended June 30, 2004, compared to 18.6% for the same period of 2003.  The increase in selling, general and administrative expenses is due to higher general and administrative expenses, related primarily to higher legal fees and health insurance expenses.  The increase in legal fees is related to our ongoing patent litigation in Asia and the U.S.  The increase in health insurance expenses is due mainly to an increase in our major claims experience in the first quarter of 2004.

Operating income.  Operating income increased 2.5% to $4.7 million for the six months ended June 30, 2004, from $4.6 million during the same period of 2003.  As a percentage of net sales, operating income was 14.2% in the six months ended June 30, 2004 compared to 14.3% in the same period of 2003.  The percentage decrease resulted mainly from the increased operating expenses, partially offset by the increased gross profit described above.

Income tax expense.  Income tax expense was $1.6 million for the six months ended June 30, 2004, which results in an effective tax rate of 33.2%, compared to income tax expense of $1.5 million and an effective tax rate of 32.6% for the same period of 2003.  The change in the effective tax rate is mainly due to the timing of the recognition of research and experimentation credits.

Liquidity and Capital Resources

We have historically financed our operations, debt service and capital requirements through cash flows generated from operations.  Working capital was $27.1 million and $22.4 million, respectively, at June 30, 2004, and December 31, 2003.  At June 30, 2004 and throughout 2003, we had no bank debt outstanding.

We believe, based on our current cash levels as well as the operating cash flows expected in 2004 and the funds available to us under our $5.0 million revolving credit facility, that we will have sufficient funds to finance our current operations and planned capital expenditures for at least the next 12 months.

We had cash and cash equivalents of $17.5 million at June 30, 2004, an increase of $4.1 million from $13.4 million at December 31, 2003.  This increase was primarily due to positive net cash flows provided by our operating activities.

Cash provided by operating activities was $4.2 million for the six-month period ended June 30, 2004 due to net income of $3.2 million and non-cash charges of $1.9 million primarily for deferred income taxes and depreciation and amortization.  Cash provided by operating activities was negatively impacted by an increase in accounts receivable of $2.9 million, but partially offset by an increase in accounts payable of $2.3 million.  The increase in accounts receivable is mainly due to the timing of sales and a decrease in prepaid accounts.  The increase in accounts payable is primarily related to the timing of our payments to vendors and increased revenue activity in the second quarter of 2004.  Cash used by investing activities was $472,000 solely for purchases of equipment and leasehold improvements.  Cash provided by financing activities was $302,000 due to proceeds received from the exercise of stock options.

Cash provided by operating activities was $4.5 million for the six-month period ended June 30, 2003. Cash provided by operating activities for the six months ended June 30, 2003 was mainly due to net income of $3.1 million, non-cash charges of $1.9 million mainly for depreciation and deferred income taxes and a decrease in accounts receivable of $797,000 primarily related to the timing of sales.  These cash flows were partially offset by an increase in inventories of $105,000 and a decrease in accounts payable and accrued liabilities of $947,000.  The increase in inventories was mainly due to the timing of purchases and the decrease in accounts payable and accrued liabilities was mainly due to the timing of payments.  Net cash flows used in investing activities were $650,000 for the six months ended June 30, 2003, solely for the purchases of equipment in each period.  Net cash flows provided by financing activities were $90,000 during the six months ended June 30, 2003, due to proceeds from the issuance of common stock.

In April 2004, we further amended our $5.0 million revolving credit facility, on which there was no outstanding balance at June 30, 2004 or at any point during 2004 and 2003.  Changes made under the terms of the April 2004 amendment include changing the term of the credit facility to automatically renew for a period of 364 days unless either party delivers a non-renewal notice, as well as eliminating the unused commitment fee.  Borrowings under the revolving credit facility are limited to eligible accounts receivable and inventories, as defined by the agreement.  Under the terms of the amendment, we may borrow at the prime rate of interest or LIBOR plus a margin of 1.5%.

The credit facility requires, among other things, the maintenance of a minimum EBITDA and restrictions on payment of dividends and operating lease expenditures, as defined in the agreement.

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

The following critical policies relate to the more significant judgments and estimates used in the preparation of the financial statements:

Revenue Recognition—We recognize revenue when title passes, which generally is at the time of shipment. We provide for estimated warranty costs and estimated returns in the period revenue is recognized. Certain of our customers have arrangements that include stock balancing return provisions. We provide an allowance for stock balancing based on estimated expected returns.  Sales to these customers collectively represented 17.3%, 11.7% and 10.2%, respectively, of net sales for the years ended December 31, 2003, 2002 and 2001. Under the terms of the stock balancing agreements, we estimate that the maximum amount of returns is approximately $275,000 at June 30, 2004, of which we have recorded an allowance of $131,000 for stock balancing estimated returns. This reserve is included in our allowance for doubtful accounts and sales returns.

Allowance for doubtful accounts and sales returns—We determine the estimate of the allowance for doubtful accounts and sales returns considering a number of factors, including: (1) historical experience, (2) aging of the accounts receivable, (3) analysis of stock balancing agreements and (4) specific information obtained by us on the financial condition and the current creditworthiness of our customers. If the financing conditions of our customers were to deteriorate and reduce the ability of our customers to make payments on their accounts, we may be required to increase our allowance by recording additional bad debt expense.  Should the financial condition of our customers improve and result in payments or settlements of previously reserved amounts, we may be required to record a reduction in bad debt expense to reverse the recorded allowance. Our allowance for doubtful accounts and sales returns was $350,000 at June 30, 2004.

Allowance for excess and obsolete inventories—We value our inventories at the lower of the actual cost to purchase or manufacture, or the current estimated market value. We regularly review our inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on estimated forecasts of product demand and production requirements for the subsequent twelve and twenty four months. We make every effort to ensure the accuracy of our forecasts of future product demand, however any significant unanticipated changes in demand or technological developments could have a significant impact on the value of inventories and reported operating results. Our allowance for excess and obsolete inventories was $820,000 at June 30, 2004.

Warranty accrual—Our products are generally covered by a standard one-year warranty from the date of sale.  Estimated warranty costs are accrued in the same period in which the related revenue is recognized, based on anticipated parts and labor costs, utilizing historical experience. Our warranty accrual was $450,000 at June 30, 2004.

Deferred tax assets—The realization of our deferred tax assets is dependent upon our ability to generate sufficient future taxable income which we believe is more likely than not. We anticipate future taxable income sufficient to realize the recorded deferred tax assets. Historically, we have generated operating income. Future taxable income is based on our forecasts of operating results, and there can be no assurance that such results will be achieved.  Our deferred tax assets were $21,832,000 at June 30, 2004.

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

PART II:  OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

On December 19, 2003, we filed two separate lawsuits with Seoul Central District Court, Civil Division, claiming that certain entities and individuals were selling and manufacturing printer ribbon products that infringed upon one or more of our patents.  In one of the lawsuits, we named Mr. Nak Dong Lee doing business as “Intra Korea” and “Intra Worldwide” as defendant.  On May 24, 2004, we reached a settlement with Nak Dong Lee. The settlement acknowledges the validity of our ribbon sensor patent (US patent #5,755,519 and its Korean counterpart, Korean patent 343602) and acknowledges that Mr. Lee has sold products in violation of the Korean patent. It requires Mr. Lee to deliver to us all infringing product in his possession. In addition, the settlement contains a clause that if Mr. Lee or any associates are found to be in violation of the settlement agreement, a liquidated damages amount of $75,000 will be paid to us. The settlement is applicable worldwide.  Further, Intra Peru, an affiliated company and its owner, Jong-Eun Pak, have also agreed to the same terms.

On July 19, 2004 we filed a patent infringement suit against Toppan Printing Co. Ltd. (Toppan), and Trans Digital Technologies Corporation (TDT), a wholly owned subsidiary of Viisage, in US Federal District Court, Eastern District of Virginia.  Our lawsuit alleges that a reverse image printer manufactured by Toppan and distributed by TDT, infringes four US patents that we own. Two of these patents relate to lamination, the third patent relates to flipping the card, and the fourth patent describes technology related to our reverse image printer.  We are seeking a permanent injunction against the sale of the Toppan printer, damages for any past sales and attorney’s fees. Further, we are alleging willful infringement of these patents by Toppan and TDT and asking for all damages to be trebled in accordance with the patent statute.

In addition, we are party to various other litigation matters arising from time to time in the ordinary course of business. We do not believe that any such legal matters exist that would have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on May 4, 2004.  The following individuals were elected at the Annual Meeting to serve as directors of Fargo for terms of three years expiring at our 2007 Annual Meeting of Stockholders or until their successors are elected and qualified.  Shares voted in favor of these directors and shares withheld were as follows (there were no broker non-votes):

Name	Shares Voted FOR	Shares Withheld

David D. Murphy	11,541,097	70,467

Elaine A. Pullen	11,539,113	72,451

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits.

Item No.	Description	Method of Filing

10.1	Amended and Restated Credit Agreement, April 2004	Filed electronically herewith.

31.1	Certification of Gary R. Holland Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Filed electronically herewith.

31.2	Certification of Paul W.B. Stephenson Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Filed electronically herewith.

32.1	Certification of Gary R. Holland Pursuant to 18 U.S.C Section 1350.	Furnished electronically herewith.

32.2	Certification of Paul W.B. Stephenson Pursuant to 18 U.S.C Section 1350.	Furnished electronically herewith.

(b)           Reports on Form 8-K

On April 21, 2004, we filed a report on Form 8-K furnishing under Item 12 the News Release announcing our earnings for the first quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARGO ELECTRONICS, INC.

August 9, 2004	/s/ GARY R. HOLLAND
Gary R. Holland
Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

/s/ PAUL W.B. STEPHENSON
Paul W.B. Stephenson
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)