Form 10-Q
period 2004-09-30
FARGO ELECTRONICS INC
filed 2004-11-09
CIK 1098834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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
Yes  ☒    No  ☐

As of November 5, 2004, 12,560,186 shares of our Common Stock were outstanding.

PART 1:                                                FINANCIAL INFORMATION

ITEM 1                                                         CONDENSED FINANCIAL STATEMENTS

FARGO ELECTRONICS, INC.

CONDENSED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	September 30, 2004	December 31, 2003
ASSETS

Current assets:
Cash and cash equivalents	$19,852	$13,445
Accounts receivable, net	10,844	7,015
Inventories, net	5,623	4,848
Prepaid expenses	248	233
Deferred income taxes	3,412	3,412

Total current assets	39,979	28,953

Equipment and leasehold improvements, net	2,112	2,107

Deferred income taxes	17,345	19,730
Other	29	17

Total assets	$59,465	$50,807

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6,692	$3,802
Accrued liabilities	2,574	2,765

Total current liabilities	9,266	6,567

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value; 50,000 shares authorized, 12,538 and 12,455 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	125	125
Additional paid-in capital	149,659	149,179
Accumulated deficit	(99,585)	(105,064)

Total stockholders’ equity	50,199	44,240

Total liabilities and stockholders’ equity	$59,465	$50,807

The accompanying notes are an integral part of the unaudited condensed financial statements.

FARGO ELECTRONICS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net sales	$19,626	$17,059	$52,725	$49,030

Cost of sales	11,558	9,790	31,324	28,899

Gross profit	8,068	7,269	21,401	20,131

Operating expenses:
Research and development	1,337	1,212	3,841	3,558
Selling, general and administrative	3,572	2,562	9,705	8,495

Total operating expenses	4,909	3,774	13,546	12,053

Operating income	3,159	3,495	7,855	8,078

Other income (expense):
Interest expense	—	(5)	(7)	(25)
Interest income	52	7	113	15
Total other income (expense)	52	2	106	(10)

Income before provision for income taxes	3,211	3,497	7,961	8,068

Provision for income taxes	906	1,038	2,482	2,528

Net income	$2,305	$2,459	$5,479	$5,540

Net income per common share:
Basic earnings per share	$0.18	$0.20	$0.44	$0.45
Diluted earnings per share	$0.18	$0.19	$0.43	$0.43

Weighted average common shares outstanding:
Basic	12,519	12,401	12,494	12,383
Diluted	12,780	12,791	12,817	12,745

The accompanying notes are an integral part of the unaudited condensed financial statements.

FARGO ELECTRONICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2004	2003

Cash flows from operating activities:
Net income	$5,479	$5,540
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	781	760
Provision for excess and obsolete inventory	103	—
Loss on disposal of equipment	—	15
Deferred income taxes	2,385	2,453
Deferred compensation	—	16
Tax benefit recognized for stock options	16	—
Changes in operating assets and liabilities:
Accounts receivable	(3,829)	441
Inventories	(878)	304
Prepaid expenses and other assets	(27)	(587)
Accounts payable	2,785	(255)
Accrued liabilities	(191)	(828)

Net cash provided by operating activities	6,624	7,859

Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(681)	(1,278)

Net cash used in investing activities	(681)	(1,278)

Cash flows from financing activities:
Proceeds from issuance of common stock	464	234

Net cash provided by financing activities	464	234

Net increase in cash and cash equivalents	6,407	6,815

Cash and cash equivalents, beginning of period	13,445	2,511

Cash and cash equivalents, end of period	$19,852	$9,326

Significant noncash financing and investing activities:
Purchases of equipment included in accounts payable	$105	$0

The accompanying notes are an integral part of the unaudited condensed financial statements.

FARGO ELECTRONICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The interim condensed financial statements presented herein as of September 30, 2004, and for the three and nine months ended September 30, 2004 and 2003, are unaudited; however, in our opinion, the interim condensed financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented.

The results of operations for the three and nine months ended September 30, 2004, and the cash flows for the nine months ended September 30, 2004, do not necessarily indicate the results to be expected for the full year.  The December 31, 2003, balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These unaudited interim condensed financial statements should be read in conjunction with our financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

Had compensation cost for the plan been determined based on the fair value of options at the date of grant, the Company’s net income available to common stockholders and basic and diluted net income per share would have been reduced to the following pro forma amounts:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (in thousands):
As reported	$2,305	$2,459	$5,479	$5,540
Deduct: Total stock based employee compensation expense determined under fair value based method, net of related tax effects	(154)	(423)	(452)	(1,249)
Pro forma	$2,151	$2,036	$5,027	$4,291

Basic earnings per common share:
As reported	$0.18	$0.20	$0.44	$0.45
Pro forma	$0.17	$0.16	$0.40	$0.35

Diluted earnings per common share:
As reported	$0.18	$0.19	$0.43	$0.43
Pro forma	$0.17	$0.16	$0.39	$0.34

NOTE 3 – EARNINGS PER SHARE

Basic earnings per share is calculated using the weighted average number of shares outstanding during the period.  Diluted earnings per share is computed on the basis of the weighted average basic shares outstanding plus the dilutive effect of outstanding stock options using the “treasury stock” method.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
BASIC EARNINGS PER SHARE:
Net income available to common stockholders	$2,305	$2,459	$5,479	$5,540
Weighted average common shares outstanding	12,519	12,401	12,494	12,383
Per share amount	$0.18	$0.20	$0.44	$0.45

DILUTED EARNINGS PER SHARE:
Net income available to common stockholders	$2,305	$2,459	$5,479	$5,540
Weighted average common shares outstanding	12,519	12,401	12,494	12,383
Add: Dilutive effect of stock options	261	390	323	362

Weighted average dilutive shares outstanding	12,780	12,791	12,817	12,745
Per share amount	$0.18	$0.19	$0.43	$0.43

Options to purchase 309,600 shares of common stock were outstanding but not included in the computation of diluted earnings per share for each of the three and nine months ended September 30, 2004, because the exercise prices were greater than the average market price of the common shares for the respective periods.  All outstanding options to purchase shares of common stock were included in the computation of diluted earnings per share for the three months ended September 30, 2003 because the exercise prices were less than the average market price of the common shares for the period.  Options to purchase 289,000 shares of common stock were outstanding but not included in the computation of diluted earnings per share for the nine months ended September 30, 2003 because the exercise prices were greater than the average market price of the common shares for the period.

NOTE 4 – INVENTORIES (IN THOUSANDS)

	(Unaudited)
	September 30, 2004	December 31, 2003
Raw materials and purchased parts	$4,165	$3,630
Finished goods	1,926	1,989
	6,091	5,619
Less: Allowance for excess and obsolete inventories	(468)	(771)

Total inventories	$5,623	$4,848

NOTE 5 – WARRANTIES

The Company’s products are generally covered by a standard one-year warranty. Estimated warranty costs are accrued in the same period in which the related revenue is recognized, based on anticipated parts and labor costs, utilizing historical experience.

	(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Accrued warranties (in thousands):
Beginning of period	$450	$554	$525	$557
Accruals for warranties issued during the period	91	128	277	460
Accruals related to pre-existing warranties (including changes in estimates)	(95)	—	(95)	—
Settlements made during the period	(91)	(89)	(292)	(439)
End of period	$355	$554	$355	$554

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our unaudited interim condensed financial statements and related notes included in this report.  This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  The statements contained in this report that are not historic in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “estimates,” “believes,” or “plans” or comparable terminology are forward-looking statements.

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

These risks and uncertainties include: our ability to protect or enforce our intellectual property rights, particularly with respect to our proprietary consumable supplies; risks and uncertainties associated with litigation; our reliance on sole and single-source suppliers; our ability to obtain rights to third-party technologies that we may want to incorporate into new products; potential manufacturing delays and other problems due to the complex design of our systems; the efforts of our independent distributors and resellers to effectively market and sell our products; and the other factors set forth in our Annual Report on Form 10-K under Item 1A.entitled “Cautionary Statements Regarding Future Results, Forward-Looking Information and Certain Important Factors.”

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

We sell both printing systems and consumable supplies used in those systems.  We produce a diverse array of card printing systems that allow us to meet the needs of end-users, ranging from those who desire a premium system to address complex applications to those focused on lower priced systems with fewer features.  We also sell consumable supplies that are used with our systems, including dye sublimation ribbons, overlaminates, thermal resin ribbons, printheads, inkjet cartridges, inkjet card cartridges and blank cards.  Over the past five years, the proportion of our total revenues provided by consumable supplies has increased to 60% of total revenues in 2003 from 49% in 1999.  Factors affecting our net sales of card printing systems each year include the mix of systems sold, changes in average selling price and the number of major projects we are successful in winning.  As the number of Fargo systems installed and in use continues to grow, we expect that the sale of consumable supplies for use in these systems will provide us with a significant recurring, and growing, revenue stream.

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

We have experienced, and expect to continue to experience, quarterly variations in net sales and gross profit as a result of a number of factors, including, among other things, the timing and extent of promotional pricing; the timing of major projects; the number and mix of products sold in the quarter; the availability and cost of components and materials; costs, benefits and timing of new product introductions; customer order size and shipment timing; and seasonal factors affecting timing of purchase orders.

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

Beginning in the second half of 2004, we began making additional investments in the infrastructure of our business, resulting in an increase in operating expenses.  The purpose of these investments is to position ourselves better to capitalize on the new market opportunities for our products and to grow our revenue in the future.  It is our intention to continue to make these investments.  We also anticipate continued legal expenses in connection with patent litigation we have initiated.  We currently expect our future operating expenses to increase at a faster rate than the increases we have experienced in the past.  We believe these expenditures will enhance the future growth of the company for our shareholders; however, the anticipated growth cannot be assured and our operating income may be negatively affected.

Results of Operations

The following table sets forth, for the periods indicated, certain unaudited selected financial data expressed as a percentage of net sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	58.9	57.4	59.4	58.9

Gross profit	41.1	42.6	40.6	41.1

Operating expenses:
Research and development	6.8	7.1	7.3	7.3
Selling, general and administrative	18.2	15.0	18.4	17.3
Total operating expenses	25.0	22.1	25.7	24.6

Operating income	16.1	20.5	14.9	16.5
Other income, net	0.2	0.0	0.2	0.0

Income before provision for income taxes	16.3	20.5	15.1	16.5

Provision for income taxes	4.6	6.1	4.7	5.2

Net income	11.7%	14.4%	10.4%	11.3%

Comparison of Three Months Ended September 30, 2004 and 2003

Net sales.  Net sales increased to $19.6 million for the three-month period ended September 30, 2004, from $17.1 million in the same period of 2003.  Sales of equipment increased 16.1% to $7.4 million from $6.4 million in the third quarter of 2003, and sales of supplies increased 14.4% to $12.2 million from $10.7 million in the third quarter of 2003. The increase in sales of equipment is primarily due to an increase in unit volume, partially offset by a decrease in average selling price.  Unit volume increased primarily due to the introduction of new products.  The decrease in average selling price is primarily due to a change in unit mix and higher discounts to our distribution partners.  The increase in sales of supplies was primarily due to changes in sales mix as well as volume increases for the three months ended September 30, 2004.

International sales increased 26.4% to $8.5 million in the third quarter of 2004 from $6.7 million in the same period of 2003 and accounted for 43.3% of net sales for the three months ended September 30, 2004, compared to 39.4% of net sales in the same period of 2003.  The increase in international sales was principally attributable to increased sales in Australia, Asia and the Middle East.

Gross profit.  Gross profit as a percentage of net sales decreased to 41.1% for the three months ended September 30, 2004, from 42.6% in the same period of 2003.  The change is due primarily to changes in product mix and the effect of discounts to our distribution partners.

Research and development.  Research and development expenses increased to $1.3 million for the three months ended September 30, 2004, from $1.2 million in the same period of 2003.  Research and development expenses as a percentage of net sales were 6.8% for the third quarter of 2004, compared to 7.1% for the same period of 2003.  The increase in research and development expenses is mainly due to increased salaries and purchases of prototype parts related to new product development.

Selling, general and administrative.  Selling, general and administrative expenses increased to $3.6 million for the three months ended September 30, 2004, from $2.6 million in the same period of 2003.  As a percentage of net sales, selling, general and administrative expenses were 18.2% in the third quarter of 2004, compared to 15.0% for the same period of 2003.  The increase in selling, general and administrative expenses is primarily due to higher sales and marketing expenses for expenses related to the launch of new products during the quarter and other advertising expenses.  General and administrative expenses increased due to higher legal fees and health insurance expenses.  The increase in legal fees is related to our ongoing patent litigation in Asia and the U.S .  As described in Part II, Item 1 - Legal Proceedings, on July 19, 2004,

we filed a patent infringement suit against Toppan Printing Co. Ltd.(“Toppan”) and Trans Digital Technologies Corporation,(“TDT”) a wholly owned subsidiary of Viisage Technology, Inc. alleging that a reverse image printer manufactured by Toppan and distributed by TDT, infringes four US patents that we own.  The increase in health insurance is due to an increase in major claims experience during the third quarter.

Operating income.  Operating income decreased to $3.2 million for the three months ended September 30, 2004, from $3.5 million during the same period of 2003.  As a percentage of net sales, operating income was 16.1% in the third quarter of 2004 compared to 20.5% in the same period of 2003.  The decrease resulted from the increased operating expenses, as well as the decreased gross profit percentage described above.

Income tax expense.  Income tax expense was $906,000 for the three months ended September 30, 2004, which results in an effective tax rate of 28.2%, compared to income tax expense of $1,038,000 and an effective tax rate of 29.7% for the same period of 2003.  The change in the effective tax rate is mainly due to the timing of the recognition of research and experimentation credits.  The effective tax rate for the third quarter of 2004 was affected by the recognition of approximately $200,000 of additional tax credits relating to a prior year, which were settled during the quarter.  During the third quarter of 2003, the company recognized approximately $126,000 of additional tax credits relating to a prior year, which were settled in that quarter.  Excluding these tax credits, the effective tax rate would have been 34.4% for the third quarter of 2004 and 33.3% for the third quarter of 2003.

Comparison of Nine Months Ended September 30, 2004 and 2003

Net sales.  Net sales increased to $52.7 million for the nine-month period ended September 30, 2004, from $49.0 million in the same period of 2003.  Sales of equipment increased 2.7% to $19.8 million from $19.3 million in the same period of 2003, and sales of supplies increased 10.7% to $32.9 million from $29.7 million for the same period of 2003.  The increase in sales of equipment is due to an increase in unit volume, offset by a decrease in average selling price.  The decrease in average selling price is primarily due to a change in unit mix, higher discounts to our channel partners, and more aggressively promoting our printer lines.  The increase in sales of supplies was mainly the result of changes in sales mix as well as volume increases.  Sales of software also contributed to the increase in supplies for the nine months ended September 30, 2004.

International sales increased 13.0% to $23.1 million for the nine months ended September 30, 2004, from $20.4 million in the same period of 2003, and accounted for 43.8% of net sales for the nine months ended September 30, 2004, compared to 41.7% of net sales in the same period of 2003.  International sales increased mainly due to increased sales in Australia, South America and the Middle East.

Gross profit.  Gross profit as a percentage of net sales decreased to 40.6% for the nine months ended September 30, 2004, from 41.1% in the same period of 2003.  Results for the nine months ended September 30, 2004 included a $360,000 reduction of cost of sales related to the settlement of prior years’ duty drawback claims.  Also, lower manufacturing costs associated with improved quality positively impacted gross profit.  Gross profit was negatively impacted by reductions in average selling prices due to higher discounts to our distribution partners.

Research and development.  Research and development expenses increased to $3.8 million for the nine months ended September 30, 2004, from $3.6 million in the same period of 2003.  As a percentage of net sales, research and development expenses remained steady at 7.3%.  The increase in research and development expenses is mainly due to increased salary and payroll expense, as well as increased purchases of prototype parts and depreciation expenses related to activities in research and development of new products.

Selling, general and administrative.  Selling, general and administrative expenses increased to $9.7 million for the nine months ended September 30, 2004, from $8.5 million in the same period of 2003.  As a percentage of net sales, selling, general and administrative expenses were 18.4% in the nine months ended September 30, 2004, compared to 17.3% for the same period of 2003.  The increase in selling, general and administrative expenses is due to both higher sales and marketing expenses and higher general and administrative expenses.  Sales and marketing expenses are higher primarily due to expenses related to the launch of new products in the third quarter and other advertising expenses.  General and administrative expenses are higher primarily due to higher legal fees and health insurance expenses.  The increase in legal fees is related to our ongoing patent litigation in Asia and the U.S.  The increase in health insurance expenses is due mainly to an increase in our major claims experience.

Operating income.  Operating income decreased 2.7% to $7.9 million for the nine months ended September 30, 2004, from $8.1 million during the same period of 2003.  As a percentage of net sales, operating income was 14.9% in the nine months ended September 30, 2004 compared to 16.5% in the same period of 2003.  The percentage decrease resulted mainly from the increased operating expenses and the decreased gross profit percentage described above.

Income tax expense.  Income tax expense was $2.5 million for the nine months ended September 30, 2004, which results in an effective tax rate of 31.2%, compared to income tax expense of $2.5 million and an effective tax rate of 31.3% for the same period of 2003.  The change in the effective tax rate is mainly due to the timing of the recognition of research and experimentation credits.

Liquidity and Capital Resources

We have historically financed our operations, debt service and capital requirements through cash flows generated from operations.  Working capital was $30.7 million and $22.4 million, respectively, at September 30, 2004, and December 31, 2003.  Throughout 2003 and the nine months ended September 30, 2004, we had no bank debt outstanding.

Based upon our current cash level, operating cash flows expected in the remainder of 2004 and the funds available to us under our $5.0 million revolving credit facility, we believe that we will have sufficient funds to finance our current operations and planned capital expenditures for at least the next 12 months.

We had cash and cash equivalents of $19.9 million at September 30, 2004, an increase of $6.5 million from $13.4 million at December 31, 2003.  This increase was primarily due to positive net cash flows provided by our operating activities.

Cash provided by operating activities was $6.6 million for the nine-month period ended September 30, 2004 due to net income of $5.5 million and non-cash charges of $3.3 million, primarily for deferred income taxes and depreciation and amortization.  Cash provided by operating activities was negatively impacted by an increase in accounts receivable of $3.8 million and an increase in inventory of $878,000, but partially offset by an increase in accounts payable of $2.8 million.  The increase in accounts receivable is mainly due to the timing and increase of sales.  The increase in inventory is due to the introduction of new products.  The increase in accounts payable is primarily related to the timing of our payments to vendors and increased purchases as a result of increased revenue activity in the third quarter of 2004.  Cash used by investing activities was $681,000 solely for purchases of equipment and leasehold improvements.  Cash provided by financing activities was $464,000 due to proceeds received from the exercise of stock options.

Cash provided by operating activities was $7.9 million for the nine-month period ended September 30, 2003. Cash provided by operating activities for the nine months ended September 30, 2003 was mainly due to net income of $5.5 million, non-cash charges of $3.2 million, mainly for depreciation and deferred income taxes, and a decrease in accounts receivable of $441,000, primarily related to the timing of sales.  These cash flows were partially offset by a decrease in inventories of $304,000, a decrease in accounts payable of $255,000 and a decrease in accrued liabilities of $828,000.  The decrease in inventories was mainly due to the timing of purchases.  The decrease in accounts payable and accrued liabilities was mainly due to the timing of payments.  Net cash flows used in investing activities were $1.3 million for the nine months ended September 30, 2003, solely for the purchases of equipment.  Net cash flows provided by financing activities were $234,000 during the nine months ended September 30, 2003, due to proceeds from the exercise of stock options.

In April 2004, we further amended our $5.0 million revolving credit facility, on which there was no outstanding balance at September 30, 2004 or at any point during 2004 and 2003.  As a result of this amendment, the credit facility will automatically renew at the end of its term for a period of 364 days unless either party delivers a non-renewal notice.  The amendment also eliminated the unused commitment fee.  Borrowings under the revolving credit facility are limited to eligible accounts receivable and inventories, as defined by the agreement.  Under the terms of the amendment, we may borrow at the prime rate of interest or LIBOR plus a margin of 1.5%.

The credit facility requires, among other things, the maintenance of a minimum EBITDA and restricts our ability to pay dividends or incur new operating lease expenditures, as defined in the agreement.

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

The following critical policies relate to the more significant judgments and estimates used in the preparation of the financial statements:

Revenue recognition—We recognize revenue when title passes, which generally is at the time of shipment. We provide for estimated warranty costs and estimated returns in the period revenue is recognized. Certain of our customers have arrangements that include stock balancing return provisions. We provide an allowance for stock balancing based on estimated expected returns.  Sales to these customers collectively represented 17.3%, 11.7% and 10.2%, respectively, of net sales for the years ended December 31, 2003, 2002 and 2001. Under the terms of the stock balancing agreements, we estimate that the maximum amount of returns is approximately $190,000 at September 30, 2004, of which we have recorded an allowance of $104,000 for estimated stock balancing returns. This reserve is included in our allowance for doubtful accounts and sales returns.

Allowance for doubtful accounts and sales returns—We determine the estimate of the allowance for doubtful accounts and sales returns considering a number of factors, including: (1) historical experience, (2) aging of the accounts receivable, (3) analysis of stock balancing agreements, as discussed above, and (4) specific information obtained by us on the financial condition and the current creditworthiness of our customers. If the financing conditions of our customers were to deteriorate and reduce the ability of our customers to make payments on their accounts, we may be required to increase our allowance by recording additional bad debt expense.  Should the financial condition of our customers improve and result in payments or settlements of previously reserved amounts, we may be required to record a reduction in bad debt expense to reverse the recorded allowance. Our allowance for doubtful accounts and sales returns was $350,000 at September 30, 2004.

Allowance for excess and obsolete inventories—We value our inventories at the lower of the actual cost to purchase or manufacture, or the current estimated market value. We regularly review our inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on estimated forecasts of product demand and production requirements for the subsequent twelve and twenty four months. We make every effort to ensure the accuracy of our forecasts of future product demand, however any significant unanticipated changes in demand or technological developments could have a significant impact on the value of inventories and reported operating results.  During the third quarter, we physically disposed of $396,000 of inventory previously reserved for and reduced the allowance.  Our allowance for excess and obsolete inventories was $468,000 at September 30, 2004.

Warranty accrual—Our products are generally covered by a standard one-year warranty from the date of sale.  Estimated warranty costs are accrued in the same period in which the related revenue is recognized, based on anticipated parts and labor costs, utilizing historical experience. Our warranty accrual was $355,000 at September 30, 2004.

Deferred tax assets—The realization of our deferred tax assets is dependent upon our ability to generate sufficient future taxable income. We anticipate future taxable income sufficient to realize the recorded deferred tax assets. Historically, we have generated operating income. Future taxable income is based on our forecasts of operating results, and there can be no assurance that such results will be achieved.  Our deferred tax assets were $20,757,000 at September 30, 2004.

New Legislation

In October 2004, the American Jobs Creation Act of 2004 was signed into law by President Bush.  Management is in the process of evaluating the impact of this Act on the Company.

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

Korean Patent Litigation

On December 19, 2003, we filed two separate lawsuits with Seoul Central District Court, Civil Division, claiming that certain entities and individuals were selling and manufacturing printer ribbon products that infringed upon one or more of our patents.

In one of the lawsuits, we named Mr. Nak Dong Lee doing business as “Intra Korea” and “Intra Worldwide” as defendant.  On May 24, 2004, we reached a settlement with Mr. Lee.  Among other things, the settlement acknowledges the validity of our US and Korean ribbon sensor patent and acknowledges that Mr. Lee has sold products in violation of the Korean patent.

In the second lawsuit, we named KCP Systems, Mr. Sung Jun Pak and Mr. Jae Hyun Bae as defendants.  On August 9, 2004, we reached a settlement of this suit.  The settlement acknowledges the validity of our US and Korean ribbon sensor patent and that KCP Systems, Mr. Pak and Mr. Bae have sold products in violation of the Korean patent.  The settlement requires KCP Systems to deliver to us all infringing product in its possession and has a clause that if Mr. Pak, Mr. Bae or any associates are found to be in violation of the settlement agreement, a liquidated damage amount of $75,000 will be paid to us.  In addition, KCP Systems agreed to pay Fargo damages in the amount of 7 million Korean won ($6,300 USD).  The settlement is applicable worldwide.

Toppan and TDT Patent Litigation

On July 19, 2004, we filed a patent infringement suit against Toppan Printing Co. Ltd. (Toppan), and Trans Digital Technologies Corporation (TDT), a wholly owned subsidiary of Viisage Technology, Inc., in US Federal District Court, Eastern District of Virginia.  Our lawsuit alleges that a reverse image printer manufactured by Toppan and distributed by TDT, infringes four US patents that we own. Two of these patents relate to lamination, the third patent relates to flipping the card, and the fourth patent describes technology related to our reverse image printer.  We are seeking a permanent injunction against the sale of the Toppan printer, damages for any past sales, and attorney’s fees. Further, we are alleging willful infringement of these patents by Toppan and TDT and asking for all damages to be trebled in accordance with the patent statute.

Other Litigation

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

FARGO ELECTRONICS, INC.

November 9, 2004	/s/ GARY R. HOLLAND
Gary R. Holland
Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

/s/ PAUL W.B. STEPHENSON
Paul W.B. Stephenson
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)