Form 10-K
period 2004-12-31
FARGO ELECTRONICS INC
filed 2005-03-16
CIK 1098834

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

As of February 23, 2005, 12,613,834 shares of the Registrant’s common stock were outstanding. The aggregate market value of the Registrant’s outstanding common stock as of June 30, 2004, the last business day of Registrant’s most recently completed second fiscal quarter (based upon the last sale price of a share of common stock on that date as reported by the Nasdaq National Market), excluding outstanding shares beneficially owned by directors and executive officers, was $136,746,982.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the registrant’s Proxy Statement for its 2005 Annual Meeting to be held on May 3, 2005.

PART I

Item 1.                        BUSINESS

(a)   General Development of the Business

We are a global leader in the development of secure technologies for identity card issuance systems, including secure card printer/encoders, materials and software. Our card issuance systems help reduce vulnerabilities and potential for loss of time, money and lives by continually improving the security of identity credentials.

We manufacture three card printing technologies to meet the unique card and security needs of our users. These are:

1.                HDP (High Definition Printing), reverse image technology for high-level security and large applications especially when a card with electronics, either Radio Frequency Identification (RFID) proximity or integrated circuit chips, is used;

2.                DTC (Direct-to-Card), dye-sublimation technology for low to mid-level security and large applications which is the most commonly used technology in identification card printing; and

3.                Inkjet printing, which is a familiar inkjet technology for low-level security and entry-level applications in a technology alliance with Hewlett-Packard (HP).

We market and sell our products exclusively through a distribution channel of system integrators and independent distributors in more than 80 countries worldwide. We estimate that as of December 31, 2004, we have manufactured and sold more than 100,000 systems.

End users of our card identity systems create personalized cards for a wide variety of applications including:

•       Government:   national and military identification; employee identification; access control; driver’s licenses; social services identification and stored value; inmate and corrections staff identification.

•       Corporate:   access control; time and attendance tracking; employee identification; parking passes; visitor management.

•       Education:   faculty and student identification, stored value for bookstores and cafeterias; library cards; dorm and equipment access.

•       Transportation:   bus and train passes; airport security; employee identification.

•       Trade and professional associations:   membership identification, loyalty and discount cards.

Since our inception in 1974, we have used our engineering expertise and knowledge of printing and data encoding to build a reputation for technological leadership in our industry. Historically, we have leveraged our engineering capabilities to develop systems for multiple markets, including bar code printers, color office printers and card personalization systems.

We own or have rights to certain trademarks that we use in connection with the sale of our products, including, but not limited to, the following: Fargo®, Persona®, HDP®, UltraCard®, DTC®, Build-a-Badge®, Smart Card®, Smart Shield®, Pro-L™, Pro-LX™, CardJet™, CardJet Printing Technology™, Fargo Certified Supplies™, Fargo Certified Software™, Holomark™, Verimark™, Polyguard™, RibbonTraq™, Visual Security Solutions™, C11™, C16™ and High Definition Printing™.

We are a Delaware corporation. Our principal executive offices are located at 6533 Flying Cloud Drive, Eden Prairie, Minnesota 55344, and our telephone number is (952) 941-9470. Our web site address is www.fargo.com. Copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports, are available free of charge on our web site as soon as reasonably practicable after such material is filed with, or furnished to, the Securities and Exchange Commission. Such forms are also available at the Securities and Exchange Commission’s web site at www.sec.gov.

(b)   Financial Information About Segments

Our business is organized in one business unit and is managed and internally reported as a single segment.

(c)    Narrative Description of the Business

Our Industry

Background

The first widely used method of producing identification cards was to overlay instant photographs and typeset text or logos on a paper card, then apply a plastic laminate over the card. This method is commonly known as “cut-and-paste.” The development of digital imaging and direct-to-card thermal dye sublimation processes in the late 1980’s led to the availability of systems that could create cards more durable than cut-and-paste cards. These digital cards have superior graphic and design capabilities that are more difficult to alter or forge. These cards can also include electronic data and security features such as RFID antennae, computer chips and holographic overlaminates. A significant trend in the 1990’s was the replacement of cut-and-paste systems with digital direct-to-card systems.

In the late 1990’s, systems incorporating reverse image printing, such as our HDP process, enabled high quality images to be printed on cards with even or uneven surfaces and of varying size and thickness. This technology is especially suited to cards such as ‘smart’ cards with computer chips and proximity cards with RFID antennae. Many high-end government and transit applications are using these sophisticated electronic cards that are well suited for HDP.

In 2002, we introduced the industry’s first desktop inkjet printers designed specifically for printing on plastic cards, the CardJet 410 and CardJet C7. Inkjet is a simple, familiar technology for many entry-level users.

In 2004, we added new printers in both our HDP and DTC product lines, and introduced Print Security Suite, user-friendly software that provides up to five applications to help control the issuance and help ensure the authenticity of ID cards. This software introduction signaled a broadening of our strategy from that of being an ID card printer manufacturer to a company focused on the needs of customers in reducing vulnerabilities in their organizations by making their card issuance programs more secure.

Ongoing Industry Trends

We believe certain social, technological and commercial factors are increasing the demand for personalized identification and access cards. Concern for personal safety and property protection has heightened since the terrorist attacks of September 11, 2001, ongoing terrorist activities worldwide, as well as other well-publicized security breaches and violence at government facilities, businesses, hospitals and schools. Actions in response to these concerns by governments, such as the creation of the Department of Homeland Security in the United States and national ID programs overseas, continue to grow. Personalized identification cards are increasingly being used as a means of visual and electronic identification and access control. In addition, new applications for personalized cards are being driven by technologies such as magnetic stripes, proximity sensors, biometric technologies, optical data storage cards and smart cards. These applications include more secure forms of identification and authentication of an individual, electronic purse programs that allow financial transactions via the card, single sign-on to computers and networks that increase security by eliminating multiple passwords, encrypted e-mail and increased government usage of sophisticated identification cards with higher levels of protection against forgery.

We believe that these phenomena—the need for security, governmental activity for identification of citizens and visitors, the adoption of biometrics and the development of new technologies—will foster a growing market for digital card printing systems. More specifically, we expect the market for card printing systems to continue to grow worldwide due to the following trends:

•       New and broader markets for personalized IDs and access cards as concern for personal safety and property protection spreads to regions and markets that have traditionally been considered lower risk;

•       Technology cards and multiple technologies housed on one card, driving support for multiple applications and increasing the overall value of the card;

•       Increasing integration of biometric technologies such as fingerprint reading and facial recognition with personalized card systems for added security;

•       Increasing use of technology cards in high-end applications such as government, large corporations and higher education;

•       Government initiatives to establish national ID programs;

•       The continuing need for portability of information, which is well suited to be carried on a card; and

•       Continuing migration among users from analog, film-based systems to digital systems.

We believe that the market for identification card printers has become fragmented, with tiers developing in the entry-level, mid-range and high-end. Much of the market has moved toward lower-priced printers, as new entrants and more stable printer platforms have been introduced and end users have become comfortable with installing simple card printing systems without any help. In this tier, where the end user does not need advanced security features but merely wants to print a card, price is generally the most important determinant. The mid-level market or integration market, where card security is more important and often multiple applications are being placed onto one card, has also become more price sensitive. Growing integration applications include time and attendance, access control, and increased visual security where the end user still needs assistance from a knowledgeable integration resource. The high-end market, usually governments or large corporations, often requires unique features, significant integration, higher security and more durable cards. Many times these project end users work with prime contractors and large system integrators, with the printers being a small part of the overall project scope.

We have also seen new channels of distribution arising or becoming more important. The internet has become a more viable method for end users to research and purchase card issuance systems. We have also seen the growth in channels such as the “auto ID” channel, which is primarily a supply chain management distribution system typically selling bar code printers and related media.

Industry Technology

Central Issue Versus Decentralized Issue

Two general types of systems characterize the digital card personalization market: “central issue” and “decentralized issue” systems. Central issue systems typically involve batch processing, printing and, in the case of credit and debit cards, embossing (raising of certain areas of the card to form letters or numbers) plastic cards. Typically, these processes take place at a different location from where the relevant cardholder’s data is collected. Cards are usually sent or issued to individuals days or weeks after the initial processing begins, often by mail. Central issue processing is typically used in large-scale programs such as processing private label credit cards and issuing driver’s licenses. Central issue systems are generally much larger and substantially more expensive than decentralized issue systems. However, some central issuance locations network multiple desktop printing systems rather than a single large central issuance machine.

Decentralized issue systems, which are typically desktop systems, are used to print personalized cards on demand for issue to the cardholder within moments after processing. We believe that decentralized issue systems reduce the time, costs and likelihood of theft or loss associated with distribution of cards from centralized systems and that decentralized issuance generally reduces printing down time, with backup or multiple printers available to continue processing cards if one system requires maintenance. In the 1990’s, decentralized issue systems were typically sold into small and medium scale applications such as corporations for access control or employee badging, and universities for student identification. These systems have now also been adopted by governmental agencies for driver’s licenses, national identification programs and military personnel identification that were once the province of central issuance printers.

Digital Card Personalization Technologies

Currently, there are two principal digital card printing technologies used by decentralized issue systems to print personalized cards: direct-to-card dye-sublimation printing and reverse image printing. We believe that inkjet printing will become another important card printing technology. We believe we are the only company in the desktop ID card market that has developed products that incorporate each of these technologies.

Central issuance machines use these three technologies, but also may incorporate technologies such as laser engraving and inks that require ultra-violet curing. Another process that has recently been applied to ID cards is resin transfer, which is a process similar to our High Definition Printing except that the colors are created by colored resin rather than by dyes.

Direct-to-card printing is the most common technology used by digital card printers to print images directly onto the surface of a plastic card. The process involves heating a special print ribbon beneath a thermal printhead and applying pressure so that the ribbon is in contact with the card and the printhead rests on the top of the ribbon, resulting in the transfer of color from the ribbon to a blank card. Most card printers in the market today use direct-to-card technology.

Reverse image printing, as used in our High Definition Printers, prints images onto a special film, which is then laminated onto the surface of a blank card through heat and pressure. Because the graphics and text are printed on the underside of the film, the image is “sandwiched” between the film and the card. This process produces one of the most physically secure card constructions available in combination with dye-sublimation printing. It produces exceptional print quality, high durability and greater flexibility to print on a variety of card constructions. The sandwiched image also produces a more secure card, reducing the possibility of image tampering. Proximity cards, optical data storage cards and smart cards, which tend to have uneven surfaces due to embedded wires, a laser read-write area or smart chips, have more successful printing results using High Definition Printing. We believe that we are one of only two companies that manufacture products using this technology. A third competitor uses resin transfer technology that has transfer characteristics similar to our High Definition Printing process.

Inkjet printing systems, because they are simple to use, quiet and very reliable, have become the standard printing technology for desktop computing worldwide. We believe this non-impact printing technology has not previously been used in the card market, because the inks are water-based and traditionally do not readily adhere to plastic cards. Fargo now offers a pair of inkjet receptive cards that produce glossy and matte finishes that work with our CardJet printer, a product designed in collaboration with HP, the worldwide leader in inkjet printing. Non-impact printing is also beneficial for use on proximity cards that are designed with embedded electronics. Together with AccessID, a leading provider of custom secure card solutions for the electronic identification market, we are now marketing a standard

26-bit proximity card with HID electronics inside. We believe this card may open up new market opportunities with access control dealers searching for reliable, easy-to-use solutions for print personalizing proximity cards.

Data Encoding

In addition to printed photographs, text and bar codes, card printing systems can encode personalized data on magnetic stripes, smart cards, proximity cards and optical data storage cards.

Magnetic stripe technology is the oldest and most widely used technology for encoding identification and storing data on cards. When the cards are swiped through a reader, the data is interpreted and the cards can be used for identification, access control, time and attendance, loyalty, records management and more.

Smart cards commonly refer to any plastic card with an embedded integrated circuit microchip or an on-board microprocessor. The microprocessor provides controlled access to the data on the card using a pin code or encryption key. This makes it ideal for security applications including single sign-on, on-board biometrics, encrypted email, and financial applications including EMV (Europay Mastercard Visa, an international standard) and electronic purse. With “contact” smart cards, data is accessed by direct contact between a smart card reader and a gold plate on the card face. “Contactless” smart cards have an electronic microchip and embedded antenna that allow the card to communicate with an antenna/coupler unit without physical contact.

Proximity cards have embedded electronic circuits that store data and can be read by a proximity reading device without the need for the card to make physical contact with the reader. Users can leave their proximity cards inside their wallet or purse while the reader processes the code, making the convenience of proximity cards increasingly popular for access control applications.

Optical Data Storage Cards have a laser read-write surface that is created similarly to compact discs. This technology is being used for high data storage and government applications such as the Italian and Saudi Arabian national identification programs.

Our Products

Card Identity Systems

We currently manufacture four different product platforms, packaged into two selling lines, with a variety of options in each product line. We sell our products to distributors and integrators, who offer them to end users as part of a system they integrate with other companies’ components or as a bundle that we put together including a digital camera and card management, and simple badging software. All of our systems are designed to be interoperable with the hardware, software and other equipment most often used by our integrators.

Our Professional Series offers premium features and advanced technologies. Professional Series systems are sold through a limited number of integrators, value added distributors and distributors who have agreed to meet certain criteria for carrying the Professional Series lines. Our Persona Series, targeted to the entry-level end user, is distributed without such limitations.

The following chart sets forth our product lines, suggested retail price ranges and the markets we believe they address:

	Professional Series				Persona Series
Models:	High Definition Printing: HDP 600 and HDP 800 Printers/Encoder/ Laminator	Lamination Printing: DTC500 Printer/Encoder/ Laminator	Direct-to-Card Printing: DTC400 Printer/Encoder/ Laminator	Inkjet Printing: CardJet 410 Printer	Direct-to-Card Printing: DTC 300 Printer/Encoder	Inkjet Printing: CardJet C7 Printer
Suggested Retail Price:	$6,995-$18,995	$3,095-$10,995	$2,895-$5,995	$1,495-$2,595	$2,295-$4,995	$1,195-$1,995
Applications
SmartCards/ Technology Cards	X
Visual Identification	X	X	X	X	X	X
Time and Attendance	X	X	X	X	X	X
Access Control	X	X	X	X	X	X
Loyalty		X			X
Vertical Markets
Corporate ID	X	X	X	X	X	X
National ID	X	X
Driver’s Licenses	X	X
Government/ Military	X	X
Transportation	X	X	X
Healthcare	X	X	X
Universities	X	X	X
Corrections		X	X
Sports & Leisure		X	X	X	X	X
K-12 Schools		X	X	X	X	X
Health Clubs			X	X	X	X
Retail & Loyalty					X	X
Casinos			X		X
Manufacturing Plants			X	X	X	X
Libraries			X	X	X	X
Events	X	X

Our HDP600 is a dual-sided, full-color printer/encoder that uses Fargo’s patented High Definition Printing technology. It features a compact design that is 50% smaller and lighter than previous HDP models. It has been designed with simplified electronics for improved reliability and data communication. In addition, user conveniences such as drop-in, color-coded consumables make set up faster and easier. A card lamination module is available as a factory-built or field-installable option. The lamination module applies Fargo’s PolyGuard overlaminate to one or both sides of the printed card for extended card life and added security and durability

Introduced and shipped in late 2004, our DTC300 and DTC400 series card identity systems use direct-to-card technology and are designed for ease of use and security in ID card issuance. Their convenience features include: a print ribbon cartridge that installs in one easy step; an integrated cleaning roller in every cartridge that eliminates the need for separate card cleaning; and an LCD panel that communicates prompts and commands. Encoding and dual-sided printing modules can be added to the DTC400 as security needs grow. The DTC400 also offers Fargo’s new Print Security Suite as an upgradeable feature.

Our DTC500 series card identity systems use direct-to-card technology and offer a variety of printing options including single-sided printing, dual-sided printing, dual hoppers and a field-upgradeable lamination station. These systems are typically used in moderate-volume applications such as corporate identification, education and gaming.

Our CardJet 410 and CardJet C7 card identity systems use inkjet technology. We have marketed these products to address the needs of low-volume users and end users who currently use analog cut-and-paste products.

Fargo Secure Materials

A significant portion of our business is in the sale of secure printer materials including ribbons, overlaminates and a portfolio of blank cards that include optional visual security features. Sales of these products accounted for approximately 60%, 60% and 57% of our net sales in 2004, 2003 and 2002, respectively. Our materials business strategy supports the design and incorporation of proprietary elements and logical security that are unique to our systems. We engineer these materials in close cooperation with the manufacturers of these materials. Our materials strategy is designed to support our overall mission of reducing security vulnerabilities.

Our Secure Materials include:

•       Ribbon and Inks.   The dye-based ribbons used by our printer/encoders are partitioned into consecutive color panels that generate rich, full-color images. During printing, a printhead containing hundreds of thermal elements heats the dyes on the ribbon, which vaporize and diffuse into the surface of the card. Inks for use in CardJet are dye-based and generate robust photo image quality. All of our ribbons and inks are protected through patents, and we are designing ribbons that feature RFID that ensure security within the printer, avoidance of customer error, and as a result of such patents and features, are intended to create a recurring revenue stream for us.

•       Overlaminate and Films.   Overlaminates and films, especially custom holographic applications, are a growing portion of our business as end users seek enhanced durability and security for their identification cards. For use in our laminating printer/encoders and HDP printers respectively, overlaminates and films are available in clear and custom designs. In 2004 we developed and introduced a new custom overlaminate and HDP film program to support our company-wide mission of reducing ID security vulnerabilities. Many of these overlaminates incorporate the same security features as our ribbons to reduce vulnerabilities of end users, and also have patented technologies, which allow the overlaminates to also provide a recurring revenue stream.

•       Blank cards.   We sell a portfolio of branded blank cards on which images and text are printed to create identification cards. The production of our UltraCard brand of cards include a process that optically scans each card to ensure that they are as clean and defect-free as possible. Blank cards are essentially a commodity item that may be purchased through a variety of sources. We introduced a new HID co-branded proximity card for use in our CardJet printer platform that we believe will increase our exposure to the access control dealer channel.

•       Secure Foil cards.   To support end users’ demands for more secure cards, we offer customized secure foil cards manufactured in-house. Using a hot stamp foil process, we offer customized solutions for small and large organizations alike that allow for quick identification of valid cards by visual inspection.

Our continued focus on materials innovation in 2004 led us to introduce a series of new visual security products for use in combination with our printer/encoders. These include a six-panel fluorescing color ribbon for use in direct-to-card printers; holographic reverse transfer film for use in HDP printers; a new secure custom overlaminate for use in laminating printer modules, and secure foil cards for use in direct-to-card printers.

Fargo Secure Software

As part of our focus on helping ensure the authenticity of identification cards, we have begun developing software products designed to enhance the security of end users card issuance systems. The first of these is the Print Security Suite, which was introduced in late 2004 and which we plan to begin shipping to our distribution channel in 2005. This product, which is available for use with our DTC 400 printer and is sold through our Professional Series distribution, is intended to allow end users more control over the use of their ID card printers as well as enabling remote diagnostics and electronic ordering of supplies.

Research and Product Development

Our research and development strategy is to identify and incorporate new technologies, developed by us and others, so that our products provide end users with the most secure card identity systems available. We have adopted a design and development approach that will allow us to integrate new technologies into our product offering quickly and efficiently. We believe that emerging technologies, such as technology cards and biometrics, will provide us with new opportunities to differentiate our systems from those of our competitors. We strive to involve our independent integrators to help us determine the needs of end users, assess our systems and better predict market acceptance of new products.

We have assembled a highly trained staff of electrical, mechanical, chemical and software engineers, and we devote significant resources to developing new card identity solutions and materials that contain proprietary elements that are unique to our systems, while maintaining high standards of quality and reliability. We are currently conducting research and development in the areas of printer design, including potential advances in our mechanical, electronic and laminating technologies, supplies development encoding development, and more recently software applications development. As of December 31, 2004, we had 40 employees engaged in research and development.

We invest significant engineering resources in product development. Our research and development costs were approximately 7.2%, 7.3% and 6.8% of net sales in 2004, 2003 and 2002, respectively.

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

We currently hold 63 United States patents related to our card business. A number of these patents have also issued in Europe and Asia. We have also filed applications for approximately 80 additional United States patents that are currently pending. Our existing patents expire during the period between January 2009 and September 2023. We consider our most important patents to be those covering our methods for driving our printheads, our lamination methods and our methods of identifying dye sublimation and thermal transfer ribbons. These methods most directly impact the quality and durability of our systems, areas in which we believe we have a competitive advantage. The patents in these areas expire between 2013 and 2023.

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

Manufacturing and Sources of Supply

We outsource assembly of most of the component parts used in our printing systems, such as circuit boards, wire harnessing and cabling to outside manufacturers. These components are then shipped to our manufacturing facility in Eden Prairie, Minnesota for final assembly and testing. We also purchase component parts, print heads, inkjet cartridges, inkjet printer assemblies and ribbons from a number of vendors located in the United States, China and Japan. The terms of supply contracts are negotiated separately with each vendor. In 2002 we entered into an agreement with Sony Chemical Corporation, a subsidiary of Sony Corporation, pursuant to which Sony has agreed to provide us with technical assistance, know-how, and expertise in such areas as manufacturing, smart cards, and other electronic and chemical technologies. Under this agreement, we have agreed to purchase from Sony, and Sony has agreed to sell to us on an exclusive, worldwide basis, Sony’s dye-sublimation printer ribbons for our products for a ten-year period. Our obligations under this agreement, which include a requirement to purchase $4 million of printer ribbons each year, are subject to Sony performing certain obligations under the agreement. We believe that our present vendors have sufficient capacity to meet our requirements. We also believe alternate production sources for most components are generally available without undue interruption with the exception of Kyocera Corporation, our supplier of print heads.

Inventory

Because most of our systems are built upon order, we do not maintain a significant inventory of completed systems. We maintain only limited inventories of component parts and materials, although we enter into purchase agreements with certain suppliers that require us to purchase minimum amounts. We try to produce systems as they are ordered, which causes us to forecast production based on past sales and our estimates of future demand rather than stocking finished goods. While most components are available from multiple vendors, certain components used in our systems are only available from single or limited sources. In common with most of our competitors, we rely on Kyocera Corporation, based in Japan, to supply us with print heads for our dye sublimation and reverse image printers.

Sales and Marketing

Distribution channel.   We market and sell our products through a distribution channel of independent distributors and integrators in more than 80 countries worldwide.

Our U.S. distribution program categorizes distribution partners into four complementary, yet separate, program tracks. Fargo Solution Providers provide retail customers with sales, service and integration expertise on Fargo’s full line of Professional and Persona Series products and systems. Fargo Value Added Distributors provide in-depth integration expertise and support for Fargo Solution Providers and end user customers on Fargo’s full line of products and systems. Fargo Distributors provide product distribution services to Fargo Solution Providers and Persona Series integrators. Fargo Manufacturing Resellers are companies that have a core business of developing and manufacturing products where the sale of identification card printers is a secondary portion of its sale. In each category, our distribution partners have the option to work exclusively with Fargo to develop market share and expertise in the markets they serve. The program continues our two-product line strategy with restricted distribution on our Professional Series products and broad distribution of our Persona Series.

Our international distribution network includes integrators and distributors throughout Europe, Asia, Africa, the Middle East, Latin America, Canada and Australia. Although doing business in developing regions involves risks of political and economic instability, we are generally able to terminate our arrangements with our international distributors and integrators upon short notice in order to mitigate such risks. Additional information about our international sales is also included in Note 10 to our financial statements on page F-18.

Our ten largest distributors and integrators accounted for a combined total of 48.5% of our sales in 2004, with one customer, Wynit Inc., accounting for 10.6% of such sales in 2004 and 12.8% in 2003. We support our distribution network and end users through our offices in Eden Prairie, Minnesota. As of December 31, 2004, we directly employed 50 individuals engaged in sales, marketing and technical support services.

Our integrators sell a variety of identification, access control, time and attendance and visitor management components from different manufacturers to customize systems for end-user applications. These integrators provide configuration, installation, training and support services required by end users within various market segments. The relationships our integrators develop and maintain allow us to reach end users worldwide in a broad variety of industries. We do not compete with our distributors or integrators by selling directly to end users.

Marketing activities.   Our marketing operations include customer and technical support, product management, market research, marketing communications, and repair services and training. Our marketing group works closely with our research and development personnel to develop ideas for new products and product enhancements to better meet the needs of end users. As part of our strategic planning, we continually analyze the market for our products and evaluate our strengths and weaknesses compared with our competition. Our distribution partners have been a valuable source of ideas and information and we communicate regularly with our distribution channel to solicit their input and gather feedback from end users.

Our marketing communications activities build our brand and generate sales leads. All leads generated by our marketing activities are referred to an authorized distributor or integrator. These marketing activities include:

•       We routinely conduct promotions targeted at distributors and integrators, as well as directly to potential end users such as corporations, schools, hospitals and others.

•       Our web site provides visitors with information about the company and our systems, with referrals to our integrators for follow-up consultations. A second, proprietary web site allows special access to our authorized distributors and integrators to obtain detailed product specifications, market information, pricing and technical updates.

•       We actively participate in industry trade shows in the United States and internationally, both as an exhibitor at larger trade shows and with our distribution partners at smaller, regional trade shows.

•       We regularly advertise in online and print publications in the security, government, and education markets.

•       Our public relations efforts generate editorial placements and speaking engagements for our staff.

We provide training and technical support to our distributors and integrators to assist them in marketing and servicing our systems. Our training workshops, instructional videos and live telephone support assist our integrators in helping end users make the purchasing decision that best suits their particular needs. In addition, we encourage our integrators to become Authorized Service Providers so that they can provide technical support directly to their customers. As a result, many of our integrators offer their customers maintenance and support contracts for their integrated card personalization solutions.

Competition

Many companies are engaged in the design and manufacture of card printing systems. Competition in our market is intense, and we expect it to increase. We compete today, and expect to compete in the future, with a number of companies, some of which have greater financial, technical and marketing resources than we do. Significant competitors include Zebra Technologies Corporation and DataCard Corporation. Our ability to compete successfully depends on many factors, some of which are outside of our control. Factors affecting our ability to compete include:

•       Our ability to introduce innovative new products and technologies;

•       The effectiveness of our distribution network;

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

We believe that the card printing industry includes between 30 and 35 companies that manufacture digital card printers. These companies include both desktop and central issue printing systems. We also compete with manufacturers of cut-and-paste card systems, such as Polaroid Corporation, and we believe our ability to compete in this market has been enhanced by our line of inkjet card printers.

Employees

As of February 15, 2005, we employed 207 persons, of whom 102 are engaged in manufacturing, 40 in research and development, 49 in sales, marketing and technical support and the balance in management and administrative positions. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages and consider relations with our employees to be good.

All of our employees are required to sign a confidentiality and non-competition agreement prior to beginning employment with us.

(d)   Financial Information About Geographic Areas

Geographical sales information is contained in Note 10 to our financial statements on page F-18 of this report, and is incorporated in this item by reference.

Item 1A.                CAUTIONARY STATEMENT REGARDING FUTURE RESULTS, FORWARD-LOOKING INFORMATION AND CERTAIN IMPORTANT FACTORS

In this report we make, and from time to time we otherwise make, written and oral statements regarding our business and prospects, such as projections of future performance, statements of management’s plans and objectives, forecasts of market trends, and other matters that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements containing the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimates,” “projects,” “believes,” “expects,” “anticipates,” “intends,” “target,” “goal,” “plans,” “objective,” “should” or similar expressions identify forward-looking statements, which may appear in documents, reports, filings with the Securities and Exchange Commission, news releases, written or oral presentations made by officers or other representatives made by us to analysts, stockholders, investors, news organizations and others, and discussions with management and other representatives of us. For such statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Our future results, including results related to forward-looking statements, involve a number of risks and uncertainties. No assurance can be given that the results reflected in any forward-looking statements will be achieved. Any forward-looking statement speaks only as of the date on which such statement is made. Our forward-looking statements are based upon assumptions that are sometimes based upon estimates, data, communications and other information from suppliers, government agencies and other sources that may be subject to revision. Except as required by law, we do not undertake any obligation to update or keep current either (i) any forward-looking statement to reflect events or circumstances arising after the date of such statement, or (ii) the important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or which are reflected from time to time in any forward-looking statement.

In addition to other matters identified or described by us from time to time in filings with the SEC, there are several important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or results that are reflected from time to time in any forward-looking statement. Some of these important factors, but not necessarily all important factors, include the following:

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

We have instigated litigation to protect our intellectual property rights in the United States, Korea and China. The results of this litigation could include the loss of patent rights in those countries, limitation of the protection afforded by our patents or other adverse results. In general, intellectual property litigation could result in substantial costs to us and the diversion of significant time and effort by our executive management, and may be necessary to enforce our patents and trademarks and to protect our trade secrets and proprietary technology. We cannot assure you that we will have the financial resources necessary to enforce or defend our intellectual property rights. We also cannot assure you that we would prevail in any such litigation or that, if we are unsuccessful, we would be able to obtain any necessary licenses on reasonable terms or at all. The laws of some of the countries in which our systems are or may be sold may not protect our systems and intellectual property to the same extent as the United States or at all.

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

We face significant competition in developing and selling our systems. Our principal competitors have substantial marketing, financial, development and personnel resources. To remain competitive, we believe that we must continue to provide:

•       technologically advanced and innovative systems that satisfy the demands of end users;

•       a dependable and efficient distribution and integrator network;

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

We rely on outside vendors to manufacture or develop products and consumable supplies that are used in our systems. We purchase critical components for our systems, including print heads, High Definition Printer ribbons, inkjet printer chassis, inkjet ink, inkjet cards and microprocessors from separate single-source suppliers. Our inability to obtain adequate deliveries or alternative sources of supply could cause delays, loss of sales, increases in costs and lower gross profit margins. Currently, our sole supplier of print heads for dye sublimation printers is Kyocera Corporation, based in Japan; our two suppliers of dye sublimation ribbons are Dai Nippon and Sony Chemical Corporation, both also based in Japan; and our supplier of most of the microprocessors that run our printers is Motorola. Dai Nippon is the sole producer of High Definition Printing ribbon and film and may choose not to sell to us. We purchase inkjet printer chassis and ink from HP and purchase inkjet proximity cards from AccessID. If any of these suppliers is unable to ship critical components, we would be unable to manufacture and ship products to our customers. If the price of print heads, ribbons or microprocessors increases for any reason, or if these suppliers are unable or unwilling to deliver, we may have to find another source, which could result in interruptions, increased costs, delays, loss of sales and quality control problems. War, natural disaster, trade embargoes or economic hardship in Japan could also result in a disruption in shipments from our

Japanese suppliers, which could require us and our competitors to develop new sources of these supplies or else cause us to be unable to complete and ship orders to our customers.

Our business success depends wholly on the continued demand for card printing systems and related supplies.

Because we sell card issuance systems and related secure materials, our business depends on the continued demand for cards for identification, access control and other purposes. Demand for our products could decline if businesses and organizations use alternative technologies for these purposes that do not involve the use of a card such as biometrics. Several identification programs, such as the US-VISIT program, incorporate biometrics without the use of a card. Any such changes in the business environment or competition from current and potential competitors could significantly erode the demand for our systems and cause our business to suffer. If demand on the part of governmental agencies and large customers are reduced, this could significantly impact our revenue.

Our products incorporate technologies that we do not own and we could lose revenue if we are unable to obtain these technologies in the future.

Our products incorporate technologies over which we have no control, including thermal print head technology, dye sublimation technology, software, microprocessors, inkjet technology and inkjet receptive cards. The owners of these technologies are free to sell or license these technologies to our competitors, agree to supply these technologies exclusively to a third party or enter the market for our systems as our competitor. If any of these events occurs, the owners of these technologies could choose not to continue to supply us with vital system components, which would result in the diversion of our research and development resources and could result in lost revenue, inability to ship products and harm to our reputation. Some of these technologies are incorporated into new systems and if these systems are not shipped, we will see a material adverse impact to our revenues in the foreseeable future.

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

Our systems are complex and may contain undetected and unexpected defects, errors or failures. If these product defects are substantial, the result could be product recalls, an increased amount of product returns, loss of market acceptance and damage to our reputation, all of which could increase our costs and cause us to lose sales. We carry general commercial liability insurance, including product liability, with a coverage limit of two million dollars per occurrence plus an umbrella policy with a five million dollar limit, however, coverage may not be included on certain risks. Our insurance may be insufficient to protect us against losses caused by severe defects in our products.

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

Our strategy of providing secure issuance solutions may not be successful.

We have begun to develop secure issuance solutions, which include card printer/encoders, materials and software, for identification card printing. Our distribution system may view these as competitive threats to their integration business or no longer perceive us as the best choice for purchasing ID systems. We may spend engineering, marketing and sales efforts on products that do not generate appreciable revenue.

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

All of our sales are made through independent distributors and integrators, over whom we have limited control, and if they do not effectively market or sell our products, our sales will decline.

All of our revenue comes from sales through our distributor and integrator network, and we do not sell our products directly to end users. Although certain distributors and integrators have made certain contractual commitments to us, they are independent businesses that we do not control and these contractual commitments may be terminated with limited notice and without a particular reason for termination. We cannot be certain that companies who have committed to exclusively sell our printing systems will remain exclusive or that our distribution will continue to market or sell our systems effectively. Our agreements with distributors and integrators of our Professional Series line of systems do not contain requirements that a certain percentage of sales are of our products nor do they restrict the ability of our distribution to choose alternative sources for printing systems. We have contractual agreements with certain distributors and integrators to be exclusive partners, however, these contracts do not place restrictions that limit the exclusive distributors and integrators from changing their exclusive status. We are dependent upon the continued viability and financial stability of these distributors and integrators, many of which are small organizations with limited capital. These distributors and integrators may choose to devote their efforts to other products in different markets or reduce or fail to devote the necessary resources to provide effective sales and marketing support of our product. We believe that our future growth and success will continue to depend in large part upon the success of our distributors in operating their own businesses.

We sell a significant portion of our products internationally and purchase important components from foreign suppliers, which exposes us to currency fluctuations and other risks.

We sell a significant amount of our products to customers outside the United States. International sales accounted for 44%, 42% and 40% of our net sales in 2004, 2003 and 2002, respectively. We expect that shipments to international customers will continue to account for a significant portion of our net sales. Sales outside the United States involve the following risks, among others:

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

•       certain countries may have legal requirements that impact our ability to change our distribution without economic impact;

•       we sell in dollars, not in the currencies of the countries that we export to;

•       we may decide to price our products in foreign currency denominations;

•       we do not maintain any overseas warehouses to carry inventory;

•       our contracts with foreign distributors and integrators do not fully protect us against political and economic instability;

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

In addition, we purchase components from a number of foreign suppliers and outsource certain manufacturing tasks to foreign manufacturers. Currently, we purchase all components in U.S. dollars but we may not be able to do so in the future, we may have to renegotiate prices due to currency fluctuations or we may choose to purchase products in a foreign currency.

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

On May 15, 2002, the European Union Competition Commission stated that it is reviewing the pricing of printer ink cartridges. Although this investigation is primarily focused on large inkjet printer manufacturers, if these companies are found to be in violation of European Union antitrust laws or other similar laws, it is possible that the same laws may apply to us, which may negatively impact our sales. In

December 2002, the European Parliament voted to force inkjet printer manufacturers to allow sales of inkjet cartridges filled by third parties. This act becomes effective in 2006 unless appealed by the inkjet printer manufacturers. If this law goes into effect, it could negatively affect our supplies revenue from our CardJet printers or it could be applied to all printing technologies, including our direct-to-card and High Definition Printing products.

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

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and NASDAQ National Market rules, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting and our external auditors’ audit of that assessment has required the commitment of significant financial and managerial resources. We expect these efforts to require the continued commitment of significant resources. Further, our board members, chief executive officer and chief financial officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which could harm our business. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

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

Toppan and TDT Patent Litigation

On July 19, 2004, we filed a patent infringement suit against Toppan Printing Co. Ltd. (Toppan), and Trans Digital Technologies Corporation (TDT), a wholly owned subsidiary of Viisage Technology, Inc., in US Federal District Court, Eastern District of Virginia. Our lawsuit alleges that a reverse image printer manufactured by Toppan and distributed by TDT, infringes four US patents that we own. Two of these patents relate to lamination, the third patent relates to flipping the card, and the fourth patent describes technology related to our reverse image printer. We are seeking a permanent injunction against the sale of the Toppan printer, damages for any past sales, and attorney’s fees. Further, we are alleging willful infringement of these patents by Toppan and TDT and asking for all damages to be trebled in accordance with the patent statute. This suit involves a Japanese corporation (Toppan), and we have had to serve this suit upon Toppan under international treaty rules, and all depositions of Toppan employees must occur at the United States Embassy in Tokyo, Japan, unless Toppan waives this right. We anticipate a trial in the early fall of 2005.

Iris Ltd. Litigation

We filed a patent infringement complaint against Iris Ltd., Inc. on February 24, 2004 in Federal District Court in the State of Minnesota and served this complaint on Iris Ltd., Inc. on March 26, 2004. Our complaint alleges infringement of one or more of our patents relating to our printer ribbon product. We are seeking injunctive relief, damages and legal fees. In open court on September 8, 2004, Iris agreed to cease selling its infringing ribbons. In early 2005, Iris announced another ribbon core and has begun soliciting orders for this ribbon. We believe this product infringes upon our patents and may violate the cessation of sales agreed to in open court. We are evaluating our options but anticipate this lawsuit continuing.

Chinese Patent Litigation

On October 27, 2003, we instituted an administrative action in the Shenzhen Intellectual Property Office, which is a branch of the Chinese Intellectual Property Office, claiming that Shenzhen Kanon Industrial Development Company Ltd. is infringing upon one or more of our patents related to our printer ribbon product. We are seeking a permanent injunction, a request for payment of all costs incurred by us in the case, a public apology and compensation for damages resulting from our lost sales. On November 17, 2004, the Shenzhen Municipal Intellectual Property Office issued an opinion that Shenzhen Kanon Industrial Development Company is infringing upon our patents and has ordered Shenzhen Kanon to cease such infringement. If Shenzhen Kanon does not cease its activities, criminal charges may be filed against Shenzhen Kanon.

Other Litigation

In addition, we are party to various other litigation matters arising from time to time in the ordinary course of business. We do not believe that any such legal matters exist that would have a material adverse effect on our financial position, results of operations or cash flows.

Item 4.                        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted for a vote of our security holders during the fourth quarter of the fiscal year covered by this report.

Item 4A.                EXECUTIVE OFFICERS OF FARGO

Name	Age	Position
Gary R. Holland	63	Chairman of the Board of Directors, President and Chief Executive Officer
Kathleen L. Phillips	40	Marketing and Distribution
Thomas C. Platner	45	Engineering and Manufacturing
Paul W.B. Stephenson	50	Chief Financial Officer
Jeffrey D. Upin	46	Business Development, General Counsel and Secretary

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

Kathleen L. Phillips has been our head of Marketing since June 2000. In December 2003, she assumed additional responsibilities as head of Distribution. She joined Fargo in 1993, and has held various management positions at Fargo, including technical support, inside sales, customer service and product marketing. Prior to joining Fargo, she held various positions in research and development, and technical support and services at Northgate Computer Systems from 1989 to 1992.

Thomas C. Platner has been our head of Engineering and Manufacturing since November 2000. He joined Fargo as Director of Product Development in August 1999. Prior to joining Fargo, he worked as Engineering Manager and Director of Engineering at Rosemount Inc. (a division of Emerson Electric) from 1995 to 1999. He held various engineering positions at McQuay International from 1985 to 1995, and for Carrier Corporation (division of United Technologies) as a Field Application Engineer from 1981 to 1985.

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

PART II

Item 5.                        MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)   Market Information.

Our common stock is currently traded on the Nasdaq National Market under the symbol “FRGO.” The following table sets forth, the high and low sales prices per share as reported by the Nasdaq National Market for each quarter in 2004 and 2003.

2004	High	Low	2003	High	Low
First Quarter	$13.58	$9.75	First Quarter	$10.45	$7.58
Second Quarter	11.93	8.74	Second Quarter	11.93	9.24
Third Quarter	11.50	7.93	Third Quarter	13.49	9.10
Fourth Quarter	15.83	9.71	Fourth Quarter	17.10	11.50

(b)   Holders.

As of March 11, 2005, we estimate that there were approximately 4,000 beneficial owners of shares of our common stock, which shares were held by 95 record holders.

(c)    Dividends.

We have not declared or paid any cash dividends on our common stock for the past two fiscal years. Our Board of Directors presently intends to retain all earnings to support our operations and to finance expansion. Under Delaware law, we are permitted to pay dividends only out of our surplus or net profits. In addition, the terms of our credit facility restrict us from paying dividends if an “event of default”, as defined by the credit facility agreement, has occurred. An “event of default” includes failure to make loan payments on a timely basis, non-compliance with loan covenants, including the maintenance of specified financial ratios, and a change of control.

(d)   Recent Sales of Unregistered Securities.

We did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, during the fiscal year ended December 31, 2004.

(e)    Recent Stock Purchases.

None.

Item 6.                        SELECTED FINANCIAL DATA.

The data presented below as of and for the years ended December 31, 2004, 2003 and 2002 are derived from our audited financial statements included elsewhere in this report. The financial data as of and for the years ended December 31, 2001 and 2000 are derived from our audited financial statements that are not included in this report. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report and our financial statements and related notes beginning on page F-1 and other financial information included elsewhere in this report.

Summary Statements of Operations Data
(in thousands, except per share data)

	Year Ended December 31,
	2004	2003	2002	2001	2000
Net sales	$72,393	$65,491	$66,035	$60,963	$57,845
Cost of sales	43,319	38,608	39,199	37,497	34,721
Gross profit	29,074	26,883	26,836	23,466	23,124
Operating expenses:
Research and development	5,151	4,801	4,529	4,053	4,934
Selling, general and administrative	13,060	11,501	11,387	10,341	10,633
Terminated acquisition costs(1)	—	—	552	1,434	—
Total operating expenses	18,211	16,302	16,468	15,828	15,567
Operating income	10,863	10,581	10,368	7,638	7,557
Other income (expense):
Interest expense	(7)	(29)	(554)	(1,379)	(2,830)
Interest income	200	32	187	79	81
Other, net	(2)	—	—	(33)	7
Total other income (expense)	191	3	(367)	(1,333)	(2,742)
Income before provision for income taxes	11,054	10,584	10,001	6,305	4,815
Provision for income taxes	3,338	3,344	3,265	2,229	1,758
Net income	7,716	7,240	6,736	4,076	3,057
Accrued dividends on Series B, 8% redeemable preferred stock	—	—	—	—	(350)
Net income available to common stockholders	$7,716	$7,240	$6,736	$4,076	$2,707
Net income per common share:
Basic earnings per share	$0.62	$0.58	$0.56	$0.35	$0.25
Diluted earnings per share	$0.60	$0.57	$0.55	$0.34	$0.24
Weighted average common shares outstanding:
Basic shares outstanding	12,515	12,397	12,048	11,760	10,637
Diluted shares outstanding	12,869	12,799	12,331	11,958	11,413

(1)           Reflects expenses consisting primarily of legal, professional and investment banking fees incurred by us in connection with the proposed acquisition of Fargo by Zebra Technologies Corporation, which was announced July 31, 2001, and terminated on March 27, 2002.

Summary Balance Sheet Data
(in thousands)

	As of December 31,
	2004	2003	2002	2001	2000
Cash and cash equivalents	$23,435	$13,445	$2,511	$3,586	$1,223
Working capital	34,062	22,386	12,708	9,190	14,850
Total assets	61,905	50,807	44,009	46,213	48,815
Bank debt	—	—	—	14,000	22,900
Stockholders’ equity	$53,081	$44,240	$36,313	$25,638	$21,359

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

We believe that we are the only manufacturer in our industry to offer three distinct technologies in printing systems—High Definition Printing (reverse image), traditional Direct-to-Card printing (dye-sublimation) and CardJet Printing technology (inkjet)—to personalize plastic identification cards, complete with digital images and text, lamination and electronically encoded information. We believe there are between 30 and 35 companies manufacturing digital card printers. The great majority of these are offering direct-to-card dye-sublimation printers. We believe our High Definition Printing platform currently has two competitors and we are not aware of any other company offering an inkjet solution for printing plastic identification cards.

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

We market and sell our products exclusively through a distribution channel of system integrators and independent distributors in more than 80 countries worldwide. We estimate that as of December 31, 2004, we have manufactured and sold more than 100,000 of our printing systems. End users of our printing systems create personalized cards for a wide variety of applications including corporate security and access; driver’s licenses, government and military identification; student identification and access; public transportation access; and recreation and gaming.

We sell both printing systems and consumable supplies used in those systems. We produce a diverse array of card printing systems that allow us to meet the needs of end users, ranging from those who desire a premium system to address complex applications to those focused on lower priced systems with fewer features. We also sell consumable supplies that are used with our systems, including dye sublimation ribbons, overlaminates, thermal resin ribbons, printheads, inkjet cartridges, inkjet card cartridges and blank cards. Over the past six years, the proportion of our total revenues provided by consumable supplies has increased to 60% of total revenues in 2004 from 49% in 1999. Factors affecting our net sales of card printing systems each year include the mix of systems sold, changes in average selling price and the number of major projects we are successful in winning. As the number of Fargo systems installed and in use continues to grow, it is our belief that the sale of consumable supplies for use in these systems will provide us with a significant recurring, and growing revenue stream.

Our markets can be categorized in three broad tiers—entry-level, mid-level and high-level. We have historically been successful in each of these markets. End users in the entry-level market are typically using a simple photo identification card. Users in this market are likely more focused on lower priced systems with fewer features. Users in the mid-level tier typically would add functionality such as access control or time and attendance recording features. At the high-end of our markets are government and government-related projects and corporate security programs with multi-level requirements, which typically will use a much more sophisticated and complex identification card and are projects where the end user is looking for the highest levels of functionality and security. Examples of government and government-related projects include national identification programs, military programs and driver’s license programs. These projects typically span multiple years and involve integrating solutions into complex existing infrastructures. The printer component of these projects is typically only a small piece of the overall project. While the company actively pursues such project business, these projects are very competitive and it is very difficult to predict the timing of the bid process, funding and implementation of any such projects.

We have experienced and expect to continue to experience quarterly variations in net sales and gross profit as a result of a number of factors, including, among other things, the timing and extent of promotional pricing; the timing of major projects; changes in average selling prices; the number and mix of products sold in the quarter; the availability and cost of components and materials; costs, benefits and timing of new product introductions; customer order size and shipment timing; and seasonable factors affecting timing of purchase orders.

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

In the second half of 2004, we began making additional investments in the infrastructure of our business, resulting in an increase in operating expenses. The purpose of these investments is to position ourselves better to capitalize on anticipated market opportunities for our products and to grow our revenue in the future. It is our intention to continue to make these investments. We also anticipate continued legal expenses in connection with patent litigation we have initiated. We currently expect our future operating expenses to increase at a faster rate than the increases we have experienced in the past. We believe these expenditures will enhance the future growth of the company for our shareholders; however, the anticipated growth cannot be assured and our operating income may be negatively affected.

Results of Operations

The following table sets forth, for the periods indicated, certain selected financial data expressed as a percentage of net sales:

	Years Ended December 31,
	2004	2003	2002
Net sales	100.0%	100.0%	100.0%
Cost of sales	59.8	59.0	59.4
Gross profit	40.2	41.0	40.6
Operating expenses:
Research and development	7.2	7.3	6.8
Selling, general and administrative	18.0	17.6	17.2
Terminated acquisition costs	—	—	0.8
Total operating expenses	25.2	24.9	24.8
Operating income	15.0%	16.1%	15.8%

Comparison of Years Ended December 31, 2004 and 2003

Net sales.   Net sales increased 10.5% to $72.4 million in 2004 from $65.5 million in 2003. Sales of equipment increased 11.6% to $28.9 million from $25.9 million in 2003. The increase in equipment sales is due to an increase of $1.1 million in major government project business. This type of business is inherently unpredictable and is likely to fluctuate from year to year. Equipment sales were also higher due to an increase in non-major government project related unit volume, partially offset by a decrease in average selling price and unit mix. Sales of supplies increased 9.8% to $43.5 million from $39.6 million in 2003. The increase in sales of supplies is due to an increase of $1.4 million in major government project business and an increase of $1.2 million related to higher average selling prices and sales mix of ribbons. The balance is mainly due to increased sales of software and other supplies such as cards, overlaminates and printheads.

International sales increased 14.7% to $31.8 million in 2004 from $27.8 million in 2003 and accounted for 44.0% of net sales in 2004 compared to 42.4% of net sales in 2003. International sales increased $4.0 million primarily due to a $1.3 million increase in sales in the Asia and Australia region and a $2.0 million increase in the Middle East and Africa region. The balance is related to increases in Europe and North and South America (other than the United States). The increase in sales in Asia and Australia region is primarily related to an increase in supplies for a major government project. The increase in sales in the Middle East is due to enhanced distribution efforts in this geographical area.

Gross profit.   Gross profit increased 8.2% to $29.1 million for 2004 from $26.9 million in 2003. Gross profit as a percentage of net sales was 40.2% for 2004 compared to 41.0% in 2003. The gross profit percentage was adversely impacted by lower average selling prices on printers and unit mix within printers and supplies, partially offset by reduced warranty expenses of approximately $250,000 and a $360,000 reduction of cost of sales related to the settlement of prior years’ duty drawback claims.

Research and development.   Research and development expenses increased 7.3% to $5.2 million in 2004 from $4.8 million in 2003. Research and development expenses as a percentage of net sales were 7.2% for 2004 compared to 7.3% for 2003. The increase in research and development expenses is mainly due to higher payroll expenses in 2004 as a result of annual salary increases and market adjustments.

Selling, general and administrative.   Selling, general and administrative expenses increased 13.6% to $13.1 million in 2004 from $11.5 million in 2003. As a percentage of net sales, selling, general and administrative expenses were 18.0% in 2004, compared to 17.6% in 2003. The increase in selling, general and administrative expenses is due to higher sales and marketing expenses of approximately $1.0 million and increased general and administrative expenses of approximately $550,000. The increase in sales and marketing expenses is mainly due to additional advertising and promotional expenses of approximately $600,000 and increased salary expense of approximately $300,000. The increase in advertising and promotional expense is primarily due to the launch of new products in 2004. The increase in salary expense is primarily due to an increase in the number of employees engaged in sales, marketing and support services. The increase in general and administrative expenses is due to an increase in professional fees of approximately $300,000 and increased compensation and health insurance costs. The increase in legal and professional fees is due to on-going patent litigation expense, as well as professional fees relating to implementing Sarbanes-Oxley Section 404.

Operating income.   Operating income increased 2.7% to $10.9 million in 2004 from $10.6 million in 2003. As a percentage of net sales, operating income was 15.0% in 2004 as compared to 16.1% in 2003.

Interest income.   Interest income totaled $200,000 in 2004 compared to $32,000 in 2003. The increase in interest income is due to our increased cash balance in 2004.

Income tax expense.   Income tax expense was $3.3 million in 2004, which represents an effective tax rate of 30.2%, compared to income tax expense of $3.3 million and an effective tax rate of 31.6% in 2003. In 2004, we recognized approximately $200,000 of additional tax credits related to a prior year, which was settled in the third quarter of 2004. In 2003, we recognized approximately $126,000 of additional tax credits related to a prior year, which was settled in the third quarter of 2003. Excluding these tax credits, the effective tax rate would have been 32.0% in 2004 and 32.8% in 2003. Income tax expense for both 2004 and 2003 includes the current recognition of research and experimentation credits in the respective periods.

Comparison of Years Ended December 31, 2003 and 2002

Net sales.   Net sales decreased 0.8% to $65.5 million in 2003 from $66.0 million in 2002. Sales of equipment decreased 9.2% to $25.9 million from $28.5 million in 2002, and sales of supplies increased 5.6% to $39.6 million from $37.5 million in 2002. The decrease of $2.6 million in 2003 equipment sales is due primarily to a decrease of $2.2 million in major government project business. This type of business is inherently unpredictable and is likely to fluctuate from year to year. The balance is due to a decrease in average selling prices, partially offset by an increase in unit volume from business other than major government projects. The increase of $2.1 million in 2003 sales of supplies is due to increased revenue of $1.2 million from the sale of ribbons related to price increases and higher average selling prices due to sales mix. The balance of the increase is due to an increase in sales related to major government projects and software.

International sales increased 5.4% to $27.8 million in 2003 from $26.4 million in 2002 and accounted for 42.4% of net sales in 2003 compared to 39.9% of net sales in 2002. International sales increased $1.4 million primarily due to an increase in sales in the Middle East and Africa related to enhanced distribution efforts in this geographical area.

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

Selling, general and administrative.   Selling, general and administrative expenses increased 1.0% to $11.5 million in 2003 from $11.4 million in 2002. As a percentage of net sales, selling, general and administrative expenses were 17.6% in 2003, compared to 17.2% in 2002. The increase in selling, general and administrative expenses is due to higher general and administrative expenses, due mainly to higher legal and professional fees of $192,000, directors’ fees of $75,000, and health insurance costs of $107,000, partially offset by a decrease in advertising marketing expenses of $370,000. The increase in legal and professional fees relates primarily to litigation expenses incurred to enforce our patents in Asia. Directors’ fees increased due to the addition of three board members in 2003. The increase in our health insurance is due mainly to the increase in our major claims experience in the fourth quarter of 2003. The decrease in advertising marketing expenses is due to the timing of new product introductions.

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

Interest income.   Interest income totaled $32,000 in 2003 compared to $187,000 in 2002. In 2002, interest income included $163,000 of interest earned from the repayment in 2002 of recourse promissory notes issued in connection with grants of restricted stock made in 1998 and 1999 to Mr. Holland, our Chief Executive Officer, and to an outside director. There were no promissory notes outstanding during 2003.

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

Liquidity and Capital Resources

We have historically financed our operations, debt service and capital requirements through cash flows generated from operations. Working capital was $34.1 million, $22.4 million and $12.7 million at December 31, 2004, 2003, and 2002, respectively. During 2002, we repaid $14.0 million of bank debt. At December 31, 2002 and throughout 2003 and 2004, we had no bank debt outstanding.

We believe, based on our current cash levels as well as the operating cash flows expected in 2005 and the funds available to us under our $5.0 million revolving credit facility, that we will have sufficient funds to finance our current operations and planned capital expenditures for at least the next 12 months.

We had cash and cash equivalents of $23.4 million at December 31, 2004, an increase of $10.0 million from $13.4 million at December 31, 2003. This increase is mainly due to positive net cash flows provided by our operating activities in 2004.

Cash generated from operating activities in 2004 totaled $10.1 million due to net income of $7.7 million, non-cash charges of $4.4 million and changes in operating assets and liabilities of $(2.0) million. The non-cash charges are primarily for deferred income taxes and depreciation and amortization. The changes in operating assets and liabilities relate primarily to an increase in accounts receivable of $2.7 million, an increase in inventory of $1.5 million, offset by an increase in accounts payable and accrued liabilities of $2.2 million. Accounts receivable increased due to the increase in sales in the fourth quarter compared to 2003 and a reduction in customer prepayments. The increase in inventory is primarily due to the introduction of new products. The increase in accounts payable is due to increased revenue activity in the fourth quarter of 2004 compared to 2003 and the timing of purchases. Cash used by investing activities was $948,000 exclusively for the purchase of equipment and leasehold improvements. Cash provided by financing activities was $866,000 due to proceeds received from the exercise of stock options during 2004.

Cash generated from operating activities in 2003 totaled $11.9 million due to net income of $7.2 million, non-cash charges of $3.6 million and changes in operating assets and liabilities of $1.1 million. The non-cash charges are primarily for deferred income taxes and depreciation and amortization. The changes in operating assets and liabilities relate primarily to a decrease in accounts receivable of $2.1 million offset by a decrease in accounts payable and accrued liabilities of $1.4 million. The decrease in accounts receivable is due to a decrease in sales in the fourth quarter of 2003 compared to 2002 and an increase in customer prepayments. Accounts payable decreased due to the decreased revenue activity in the fourth quarter of 2003 compared to 2002 and the timing of purchases. Cash used by investing activities was $1.4 million exclusively for the purchase of equipment and leasehold improvements. Cash provided by financing activities was $472,000 due to proceeds received from the exercise of stock options during 2003.

In April 2004, we further amended our $5.0 million revolving credit facility, on which there was no outstanding balance at December 31, 2004 or at any point during 2004 and 2003. As a result of this amendment, the credit facility will automatically renew at the end of its term for a period of 364 days unless either party delivers a non-renewal notice. The amendment also eliminated the unused commitment fee. Borrowings under the revolving credit facility are limited to eligible accounts receivable and inventories, as defined by the agreement. Under the terms of the amendment, we may borrow at the prime rate of interest or LIBOR plus a margin of 1.5%.

The credit facility requires, among other things, the maintenance of a minimum EBITDA and restricts our ability to pay dividends or incur new operating lease expenditures, as defined in the agreement.

Contractual Obligations

The following table summarizes our future contractual obligations as of December 31, 2004.

	Payments due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-Term Debt	—	—	—	—	—
Capital Lease Obligations	—	—	—	—	—
Operating Lease	$1,036	$518	$518	—	—
Purchase Obligations	41,492	13,492	8,000	8,000	12,000
Other Long-Term Liabilities Reflected on our Balance Sheet under GAAP	—	—	—	—	—
Total	$42,528	$14,010	$8,518	$8,000	$12,000

Operating lease.   We lease our office, warehouse and manufacturing space under an operating lease that expires in December 2006. Total rent expense for this operating lease was $857,000, $918,000 and $940,000 during 2004, 2003 and 2002, respectively.

Purchase obligations.   Purchase obligations are for purchases made in the normal course of business to meet operational requirements. Of this amount, $2,080,000 relates to unconditional purchase agreements that the Company has entered into with certain suppliers. These agreements are reviewed on a semi-annual basis, and, unless terminated by either party, automatically renew for an additional six-month period. The agreements may be terminated by either party with a 30-day written notice. Purchase obligations also include an agreement to purchase $4 million a year of materials under a ten-year agreement with one of our suppliers which expires in 2012. Our obligation to meet this commitment is conditional upon the supplier continuing to meet a number of obligations set out in the agreement.

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

The following critical policies relate to the more significant judgments and estimates used in the preparation of the financial statements:

Revenue Recognition—Revenue is recognized when product has been shipped, risk of loss has passed to the purchaser and we have fulfilled all of our obligations. We provide for promotional discounts, estimated early payment discounts, estimated warranty costs and estimated returns in the period the related revenue is recognized. Certain of our customers have arrangements which include limited stock balancing return provisions. We provide an allowance for stock balance returns based on estimated expected returns. Sales to these customers represented 14.0%, 17.3% and 11.7% of net sales for the years ended December 31, 2004, 2003 and 2002, respectively. Under the terms of the stock balancing agreements, the maximum amount of returns is approximately $193,000 at December 31, 2004, of which we have recorded an allowance of $137,000 for estimated returns. This reserve is included in our allowance for doubtful accounts and sales returns.

We make marketing development funds available to our resellers to support demand generation activity by the resellers. We treat payment of these funds as marketing costs up to the fair value of the benefit received where we receive an identifiable benefit and can reasonably estimate the fair value of the benefit received in accordance with the requirements of EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). Any payments to resellers that do not meet these requirements, including any promotional discounts for the purchase of product, are recorded as reductions to revenue.

Allowance for doubtful accounts and sales returns—We determine the estimate of the allowance for doubtful accounts and sales returns considering a number of factors, including: (1) historical experience, (2) aging of the accounts receivable, (3) analysis of stock balancing agreements and (4) specific information obtained by us on the financial condition and the current creditworthiness of our customers. If the financing conditions of our customers were to deteriorate and reduce the ability of our customers to make payments on their accounts, we may be required to increase our allowance by recording additional bad debt expense. Likewise, should the financial condition of our customers improve and result in payments or settlements of previously reserved amounts, we may be required to record a reduction in bad debt expense to reverse the recorded allowance. Our allowance for doubtful accounts and sales returns was $350,000 at December 31, 2004.

Allowance for excess and obsolete inventories—We value our inventories at the lower of the actual cost to purchase or manufacture, or the current estimated market value. We regularly review our inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on estimated forecasts of product demand and production requirements for the subsequent twelve and twenty-four month periods. We make every effort to ensure the accuracy of our forecasts of future product demand, however any significant unanticipated changes in demand or technological developments could have a significant impact on the value of inventories and reported operating results. Our allowance for excess and obsolete inventories at December 31, 2004, was $414,000.

Warranty accrual—Our products are generally covered by a standard one-year warranty from the date of sale. Estimated warranty costs are accrued in the same period in which the related revenue is recognized, based on anticipated parts and labor costs, utilizing historical experience. Our warranty accrual at December 31, 2004, was $392,000.

Deferred tax assets—The realization of our deferred tax assets is dependent upon our ability to generate sufficient future taxable income which we believe is more likely than not. Historically, we have generated operating income and we anticipate future taxable income sufficient to realize the recorded deferred tax assets. Future taxable income is based on our forecasts of operating results, and there can be no assurance that such results will be achieved. Our deferred tax assets at December 31, 2004 were $20,225,000.

Recently Issued Accounting Standards

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 151, “Inventory Costs. An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”), which is effective for fiscal years beginning after June 15, 2005. SFAS 151 amends the guidance in ARB No. 43 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, SFAS 151 requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. We believe the adoption of SFAS 151 will not have any material effect on our financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), which replaces SFAS 123 and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123R requires that the cost of all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values. That cost will be recognized as an expense over the vesting period of the award. The pro forma disclosures previously permitted under SFAS 123 (which are shown in Note 1 to our financial statements on page F-10) no longer will be an alternative to financial statement recognition. In addition, we will be required to determine fair value in accordance with SFAS 123R. SFAS 123R is effective for reporting periods beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged, and requires the application of a transition methodology for stock options that have not vested as of the date of adoption. We are currently evaluating the impact of SFAS 123R on our financial statements.

In December 2004, the FASB issued FSP FAS 109-1, Application of FASB No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. FSP FAS No. 109-1 clarifies SFAS No. 109’s guidance that applies to the new tax deduction for qualified domestic production activities. FSP No. 109-1 became effective upon issuance and we believe that this pronouncement will have an insignificant impact on our effective tax rate in 2005.

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

Interest Rate Risk

We are potentially exposed to market risk from interest rate changes in our credit agreement. Under the terms of our credit agreement, we may borrow at the prime rate of interest or LIBOR plus a margin of 1.50%. For borrowings under our credit agreement, we typically lock into a fixed interest rate for periods between 30 to 90 days. At December 31, 2003 and throughout 2004, we had no borrowings outstanding.

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

Quarterly Results

The following table sets forth certain unaudited quarterly financial data for 2004 and 2003. In our opinion, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information set forth therein. The operating results for any quarter are not necessarily indicative of results for any future period.

	Three Months Ended
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
	(Amounts in thousands, except per share data)
Net sales	$15,479	$16,492	$17,059	$16,461
Gross profit	6,190	6,672	7,269	6,752
Operating expenses	4,240	4,039	3,774	4,249
Operating income	1,950	2,633	3,495	2,503
Net income	$1,315	$1,766	$2,459	$1,700
Net income per common share:
Basic earnings per share(1)	$0.11	$0.14	$0.20	$0.14
Diluted earnings per share(1)	$0.10	$0.14	$0.19	$0.13

	Three Months Ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
	(Amounts in thousands, except per share data)
Net sales	$15,554	$17,545	$19,626	$19,668
Gross profit	6,521	6,812	8,068	7,673
Operating expenses	4,379	4,257	4,909	4,666
Operating income	2,142	2,555	3,159	3,007
Net income	$1,427	$1,747	$2,305	$2,237
Net income per common share:
Basic earnings per share(1)	$0.11	$0.14	$0.18	$0.18
Diluted earnings per share(1)	$0.11	$0.14	$0.18	$0.17

(1)          The summation of quarterly per share amounts may not equal the calculation for the full year, as each quarterly calculation is performed discretely.

Item 9.                        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A                   Controls and Procedures

Evaluation of Disclosure Controls and Procedures.   Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Additionally, our disclosure controls and procedures were also effective in ensuring that information required to be disclosed in our Exchange Act reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosures

Management’s Report on Internal Control over Financial Reporting.   Our management is responsible for establishing and maintaining internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed our internal control over financial reporting based on criteria described in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment using those criteria, we concluded that, as of December 31, 2004, our internal control over financial reporting was effective.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page F-2 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting.   There was no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.               OTHER INFORMATION.

None.

PART III

Item 10.                 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

(a)   Directors of the Registrant.

The information under the caption “Election of Directors—Directors Nominated For Election” and “—Directors Continuing in Office” in our 2005 Proxy Statement is incorporated herein by reference.

(b)   Executive Officers of the Registrant.

Information concerning our Executive Officers is included in this Annual Report on Form 10-K under Item 4A, “Executive Officers of Fargo.”

(c)   Compliance with Section 16(a) of the Exchange Act.

The information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2005 Proxy Statement is incorporated herein by reference.

(d)   Audit Committee Financial Expert.

The information under the caption “Election of Directors––Additional Information About our Board and its Committees” in our 2005 Proxy Statement is incorporated herein by reference.

(e)   Identification of the Audit Committee.

The information under the caption “Election of Directors––Additional Information About our Board and its Committees” in our 2005 Proxy Statement is incorporated herein by reference.

(f)    Code of Ethics for Senior Financial Officers.

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer and director of finance. We have posted our Code of Ethics for Senior Financial Officers on our investor relations page of our web site. The corporate governance page can be accessed on our web site at www.fargo.com.

Item 11.                 EXECUTIVE COMPENSATION.

The information under the caption “Executive Compensation” in our 2005 Proxy Statement is incorporated herein by reference.

Item 12.                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation—Securities Authorized for Issuance Under Equity Compensation Plans” in our 2005 Proxy Statement is incorporated herein by reference.

Item 13.                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information under the caption “Executive Compensation—Certain Transactions” in our 2005 Proxy Statement is incorporated herein by reference.

Item 14.                 PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information under the caption “Independent Accountants––Fees of Independent Auditors” in our 2005 Proxy Statement is incorporated herein by reference.

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

(1)   Financial Statements:

The following financial statements are included in this report on the pages indicated:

(2)   Financial Statement Schedule:

The following financial statement schedule is included herein and should be read in conjunction with the financial statements referred to above:

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule
Schedule II—Valuation and Qualifying Accounts

All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

Report of Registered Public Accounting Firm on
Financial Statement Schedule

To the Stockholders and Board of Directors of Fargo Electronics, Inc.:

Our audits of the financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated March 14, 2005, appearing in the 2004 Annual Report to Shareholders of Fargo Electronics, Inc. (which report, financial statements and assessment are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP
Minneapolis, Minnesota
March 14, 2005

Schedule II
Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Valuation account for accounts receivable:
Year ended December 31, 2004(1)	$400,000	$612,668	$662,668	$350,000
Year ended December 31, 2003(1)	$400,000	$724,867	$724,867	$400,000
Year ended December 31, 2002(1)	$300,000	$868,165	$768,165	$400,000
Valuation account for inventories:
Year ended December 31, 2004	$771,000	$106,505	$463,505	$414,000
Year ended December 31, 2003	$634,372	$232,722	$96,094	$771,000
Year ended December 31, 2002	$1,025,000	$19,174	$409,802	$634,372

(1)          Amounts charged to costs and expenses include sales returns, sales credits and bad debt expense.

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

H.            Form of Non-qualified Stock Option Agreement under the 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.30 to Fargo’s Form 10-K for the fiscal year ended December 31, 2003 (File No. 000-29029)).

I.                  Form of Officers Agreement dated December 8, 2004 (incorporated by reference to Exhibit 10.1 of Fargo’s Form 8-K filed on December 13, 2004 (File No. 000-29029)).

J.                 2005 Non-Employee Director Compensation (incorporated by reference to Exhibit 10.2 of Fargo’s Form 8-K filed on December 13, 2004 (File No. 000-29029)).

K.             Amended and Restated Employment Agreement dated June 19, 2001 between Fargo Electronics, Inc. and Gary R. Holland, as amended (incorporated by reference to Exhibit 99(e)(6) of Fargo’s Schedule 14D-9 filed on August 3, 2001 (File No. 005-59663))

(b)   Exhibits:

The response to this portion of Item 15 is included as a separate section of this Annual Report on Form 10-K.

(c)   Financial Statement Schedules:

See Item 15, section (a) 2 above for the financial statement schedule filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FARGO ELECTRONICS, INC.
By	/s/ GARY R. HOLLAND
Gary R. Holland
Chairman of the Board of Directors, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 16, 2005 by the following persons on behalf of the Registrant and in the capacities indicated.

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
Edward J. Smith

Fargo Electronics, Inc.
Index
December 31, 2004 and 2003

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
of Fargo Electronics, Inc.:

We have completed an integrated audit of Fargo Electronics, Inc.’s 2004 financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Financial statements

In our opinion, the accompanying balance sheets and the related statements of operations, changes in stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Fargo Electronics, Inc. at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing in Item 9a of the 2004 Annual Report to Stockholders, that the Company maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PRICEWATERHOUSECOOPERS LLP

Minneapolis, Minnesota

March 14, 2005

Fargo Electronics, Inc.
Balance Sheets
December 31, 2004 and 2003
(in thousands, except per share data)

	2004	2003
Assets
Current assets
Cash and cash equivalents	$23,435	$13,445
Accounts receivable, net	9,702	7,015
Inventories, net	6,219	4,848
Prepaid expenses	271	233
Deferred income taxes	3,259	3,412
Total current assets	42,886	28,953
Equipment and leasehold improvements, net	2,026	2,107
Deferred income taxes	16,966	19,730
Other	27	17
Total assets	$61,905	$50,807
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$6,018	$3,802
Accrued liabilities	2,806	2,765
Total current liabilities	8,824	6,567
Commitments and contingencies	—	—
Stockholders’ equity
Common stock, $.01 par value; 50,000 shares authorized, 12,603 and 12,455 shares issued and outstanding at December 31, 2004 and 2003, respectively	126	125
Additional paid-in capital	150,303	149,179
Accumulated deficit	(97,348)	(105,064)
Total stockholders’ equity	53,081	44,240
Total liabilities and stockholders’ equity	$61,905	$50,807

The accompanying notes are an integral part of these financial statements.

Fargo Electronics, Inc.
Statements of Operations
Years Ended December 31, 2004, 2003 and 2002
(in thousands, except per share data)

	2004	2003	2002
Net sales	$72,393	$65,491	$66,035
Cost of sales	43,319	38,608	39,199
Gross profit	29,074	26,883	26,836
Operating expenses
Research and development	5,151	4,801	4,529
Selling, general and administrative	13,060	11,501	11,387
Terminated acquisition costs	—	—	552
Total operating expenses	18,211	16,302	16,468
Operating income	10,863	10,581	10,368
Other income (expense)
Interest expense	(7)	(29)	(554)
Interest income	200	32	187
Other, net	(2)	—	—
Total other income (expense)	191	3	(367)
Income before provision for income taxes	11,054	10,584	10,001
Provision for income taxes	3,338	3,344	3,265
Net income available to common stockholders	$7,716	$7,240	$6,736
Net income per common share
Basic earnings per share	$.62	$.58	$.56
Diluted earnings per share	$.60	$.57	$.55
Weighted average common shares outstanding
Basic	12,515	12,397	12,048
Diluted	12,869	12,799	12,331

The accompanying notes are an integral part of these financial statements.

Fargo Electronics, Inc.
Statement of Changes in Stockholders’ Equity
Years Ended December 31, 2004, 2003 and 2002
(in thousands)

	Common Stock		Additional			Stock	Total
	Number of Shares	Par Value	Paid-in Capital	Accumulated Deficit	Deferred Compensation	Subscription Receivable	Stockholders’ Equity
Balances at December 31, 2001	11,781	$118	$145,229	$(119,040)	$(44)	$(625)	$25,638
Proceeds from secondary public offering, net of $800 for offering costs	525	5	3,132	—	—	—	3,137
Shares issued from exercise of stock options and stock purchase plan	45	1	148	—	—	—	149
Proceeds from stock subscription receivable	—	—	—	—	—	625	625
Amortization of deferred compensation	—	—	—	—	28	—	28
Net income	—	—	—	6,736	—	—	6,736
Balances at December 31, 2002	12,351	124	148,509	(112,304)	(16)	—	36,313
Shares issued from exercise of stock options and stock purchase plan	104	1	471	—	—	—	472
Amortization of deferred compensation	—	—	—	—	16	—	16
Tax benefit recognized for stock options	—	—	199	—	—	—	199
Net income	—	—	—	7,240	—	—	7,240
Balances at December 31, 2003	12,455	125	149,179	(105,064)	—	—	44,240
Shares issued from exercise of stock options and stock purchase plan	148	1	865	—	—	—	866
Tax benefit recognized for stock options	—	—	259	—	—	—	259
Net income	—	—	—	7,716	—	—	7,716
Balances at December 31, 2004	12,603	$126	$150,303	$(97,348)	$—	$—	$53,081

The accompanying notes are an integral part of these financial statements.

Fargo Electronics, Inc.
Statements of Cash Flows
Years Ended December 31, 2004, 2003 and 2002
(in thousands)

	2004	2003	2002
Cash flows from operating activities
Net income	$7,716	$7,240	$6,736
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,092	1,016	1,169
Loss on disposal of equipment	2	15	67
Provision for doubtful accounts	—	10	104
Provision for excess and obsolete inventories	107	233	19
Deferred income taxes	2,917	2,104	2,793
Deferred compensation	—	16	28
Tax benefit recognized for stock options	259	199	—
Changes in operating assets and liabilities
Accounts receivable	(2,687)	2,117	(1,533)
Inventories	(1,478)	240	(96)
Prepaid expenses and other assets	(53)	44	(106)
Accounts payable	2,156	(1,537)	794
Accrued liabilities	41	178	327
Net cash provided by operating activities	10,072	11,875	10,302
Cash flows from investing activities
Purchases of equipment and leasehold improvements	(948)	(1,413)	(1,169)
Net cash used in investing activities	(948)	(1,413)	(1,169)
Cash flows from financing activities
Proceeds from secondary public offering, net of $800 for offering costs	—	—	3,137
Payments on notes payable, bank	—	—	(14,000)
Proceeds from revolving credit facility	—	—	2,000
Payments on revolving credit facility	—	—	(2,000)
Payments of deferred financing costs	—	—	(119)
Proceeds from exercise of stock options	866	472	149
Proceeds from stock subscription receivable	—	—	625
Net cash provided by (used in) financing activities	866	472	(10,208)
Net increase (decrease) in cash and cash equivalents	9,990	10,934	(1,075)
Cash and cash equivalents
Beginning of period	13,445	2,511	3,586
End of period	$23,435	$13,445	$2,511
Cash paid during the period for
Income taxes	$466	$797	$480
Interest	7	19	347
Significant noncash financing and investing activities
Purchase of equipment included in accounts payable	60	230	—

The accompanying notes are an integral part of these financial statements.

Fargo Electronics, Inc.
Notes to Financial Statements
December 31, 2004 and 2003

1.   Nature of Business and Summary of Significant Accounting Policies

Nature of Business

Fargo Electronics, Inc. (“Fargo” or the “Company”) develops, manufactures and supplies secure technologies for identity card issuance systems, including secure card printer/encoders, materials and software. The Company sells its products exclusively through a distribution channel of system integrators, independent distributors and integrators in more than 80 countries worldwide.

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

Equipment and Leasehold Improvements

Equipment and leasehold improvements are stated at cost. Equipment is depreciated over the estimated useful lives of the assets (three to seven years) generally using accelerated methods. Leasehold improvements are amortized over the shorter of estimated useful lives or the terms of the related leases. Software and capitalized web site development, included in Office equipment and other, is depreciated using the straight-line method over the estimated useful lives of the assets.

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

Warranties

The Company’s products are generally covered by a standard one-year warranty from the date of sale. Estimated warranty costs are accrued in the same period in which the related revenue is recognized, based on anticipated parts and labor costs utilizing historical experience.

	2004	2003
	(in thousands)
Accrued warranties
Beginning of year	$525	$557
Settlements made	(278)	(529)
Accruals related to pre-existing warranties (including changes in estimates)	(114)	—
Accruals for warranties issued	259	497
End of year	$392	$525

Revenue Recognition

Revenue is recognized when product has been shipped, risk of loss has passed to the purchaser and Fargo has fulfilled all of its obligations. The company provides for promotional discounts, estimated early payment discounts, estimated warranty costs and estimated returns in the period the related revenue is recognized. Certain of the Company’s customers have arrangements, which include limited stock balancing return provisions. The company provides an allowance for stock balancing based on estimated expected returns. Sales to these customers represented 14.0%, 17.3% and 11.7% of net sales for the years ended December 31, 2004, 2003 and 2002, respectively. Under the terms of the stock balancing agreements, the maximum amount of returns is approximately $193,000 at December 31, 2004, of which the Company has recorded an allowance of $137,000 for estimated returns. This reserve is included in our allowance for doubtful accounts and sales returns.

Fargo makes marketing development funds available to its resellers to support demand generation activity by the resellers. Fargo treats payment of these funds as marketing costs up to the fair value of the benefit received where it receives an identifiable benefit and can reasonably estimate the fair value of the benefit received in accordance with the requirements of EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). Any payments to resellers that do not meet these requirements, including any promotional discounts for the purchase of product, are recorded as reductions to revenue.

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

Reclassifications

Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year’s presentation.

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

Had compensation cost for the plan been determined based on the fair value of options at the date of grant, the Company’s net income available to common stockholders and basic and diluted net income per share would have been reduced to the following pro forma amounts:

	2004	2003	2002
	(in thousands)
Net income available to common stockholders
As reported	$7,716	$7,240	$6,736
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(606)	(1,705)	(1,447)
Pro forma	$7,110	$5,535	$5,289
Basic earnings per common share
As reported	$.62	$.58	$.56
Pro forma	$.57	$.45	$.44
Diluted earnings per common share
As reported	$.60	$.57	$.55
Pro forma	$.55	$.43	$.43

Earnings per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted average number of outstanding common shares and potentially dilutive shares relating to stock options.

The following provides a reconciliation of shares used in the computation of basic and diluted earnings per share:

	2004	2003	2002
	(in thousands)
Weighted average common shares outstanding
Basic	12,515	12,397	12,048
Effect of dilutive stock options	354	402	283
Diluted	12,869	12,799	12,331

Options to purchase 45,000, 45,000 and 362,000 shares of common stock were outstanding at December 31, 2004, 2003 and 2002, respectively, but were not included in the computations of diluted earnings per share because the exercise prices were greater than the average market prices of the common shares for the periods.

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

Recently Issued Accounting Standards

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 151, “Inventory Costs. An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”), which is effective for fiscal years beginning after June 15, 2005. SFAS 151 amends the guidance in ARB No. 43 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, SFAS 151 requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. We believe the adoption of SFAS 151 will not have any material effect on the Company’s financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), which replaces SFAS 123 and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123R requires that the cost of all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values. That cost will be recognized as an expense over the vesting period of the award. The pro forma disclosures previously permitted under SFAS 123 (which are shown above) no longer will be an alternative to financial statement recognition. In addition, the Company will be required to determine fair value in accordance with SFAS 123R. SFAS 123R is effective for reporting periods beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged, and requires the application of a transition methodology for stock options that have not vested as of the date of adoption. The Company is currently evaluating the impact of SFAS 123R on our financial statements.

In December 2004, the FASB issued FSP FAS 109-1, Application of FASB No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. FSP FAS No. 109-1 clarifies SFAS No. 109’s guidance that applies to the new tax deduction for qualified domestic production activities. FSP No. 109-1 became effective upon issuance and the Company believes that this pronouncement will have an insignificant impact on its effective tax rate in 2005.

2.   Public Offering

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

4.   Selected Financial Statement Information

Accounts Receivable, Net

	2004	2003
	(in thousands)
Trade accounts receivable	$10,052	$7,415
Less: Allowance for doubtful accounts and sales returns	(350)	(400)
	$9,702	$7,015

For the years ended December 31, 2004, 2003 and 2002, one customer accounted for approximately 10.6%, 12.8% and 9.3% of net sales, respectively.

The Company’s ten largest distributors and resellers accounted for a combined total of 48.5%, 44.7% and 42.8% of net sales in 2004, 2003 and 2002, respectively. These distributors accounted for 50.8% and 47.8% of trade accounts receivable at December 31, 2004 and 2003, respectively.

Inventories, Net

	2004	2003
	(in thousands)
Raw materials and purchased parts	$4,597	$3,381
Finished goods	2,036	2,238
	6,633	5,619
Less: Allowance for excess and obsolete inventories	(414)	(771)
	$6,219	$4,848

The Company buys its ribbons, an important component of its revenue, from two suppliers. In addition, the Company buys printheads for its dye sublimation printers from one supplier.

Equipment and Leasehold Improvements, Net

	2004	2003
	(in thousands)
Tooling and manufacturing equipment	$6,535	$5,844
Office equipment and other	4,960	4,645
Leasehold improvements	488	488
	11,983	10,977
Less: Accumulated depreciation and amortization	(9,957)	(8,870)
	$2,026	$2,107

Accrued Liabilities

	2004	2003
	(in thousands)
Accrued warranties	$392	$525
Accrued compensation	682	393
Accrued vacation	442	450
Customer advances	312	362
Income taxes payable	263	541
Other	715	494
	$2,806	$2,765

5.   Financing Arrangements

In April 2004, we amended our $5.0 million revolving credit facility, on which there was no outstanding balance at December 31, 2004 or at any point during 2004 and 2003. As a result of this amendment, the credit facility will automatically renew at the end of its term for a period of 364 days unless either party delivers a non-renewal notice. The amendment also eliminated the unused commitment fee. Borrowings under the revolving credit facility are limited to eligible accounts receivable and inventories, as defined by the agreement. Under the terms of the amendment, we may borrow at the prime rate of interest or LIBOR plus a margin of 1.5%.

6.   Stock Options

In May 2003, the Board of Directors and stockholders adopted the Fargo Electronics, Inc. 2003 Stock Incentive Plan (the “2003 Plan”), which authorizes and reserves a maximum of 1,000,000 shares of common stock available for issuance. The 2003 Plan is administered by the Compensation Committee of the Board of Directors and provides for the grant of: (a) incentive stock options; (b) nonqualified stock options; and (c) restricted stock awards to employees, officers, directors and others, subject to certain limitations, as defined by the 2003 Plan. Stock options issued under the 2003 Plan generally have an exercise price equal to the fair market value on the date of grant, vest and become exercisable ratably over four years, and expire no later than ten years from the date of grant. If a change in control occurs, as defined by the 2003 Plan, the Board of Directors, or a committee thereof, at its sole discretion, may determine that all stock options that have been outstanding for at least six months will become immediately exercisable in full for the remainder of their terms and all restricted stock awards that have been outstanding for at least six months will become immediately 100% vested. Unless terminated earlier, the 2003 Plan will terminate on April 30, 2013.

In February 1998, the Board of Directors and stockholders adopted the Fargo Electronics, Inc. 1998 Stock Option and Grant Plan (the “1998 Plan”) which, as amended, authorized and reserved a maximum number of shares for issuance equal to 15% of the outstanding common stock. The 1998 Plan was terminated, and no new awards were issued thereunder, following approval of the 2003 Plan in May 2003.

Shares of restricted stock were awarded to certain directors and employees in 1998 and 1999 at an exercise price which was equal to the fair market value on the date of grant. Sales of the restricted stock were paid for by means of recourse promissory notes with payment terms of five years. The restricted stock had a weighted average exercise price of $1.60. At December 31, 2002, all restricted shares were vested or cancelled, and the promissory notes were repaid. There were no restricted shares outstanding at December 31, 2004 or 2003.

Stock option and restricted stock activity for 2004, 2003 and 2002 was as follows:

	Shares Available for Grant	Options Outstanding	Restricted Stock Outstanding	Weighted Average Exercise Price Per Share of Options
	(in thousands, except per share data)
Balances at December 31, 2001	481	781	390	$6.42
Increase in shares available due to secondary offering	86	—	—	—
Granted	(373)	373	—	7.55
Cancelled	58	(58)	—	5.18
Exercised	—	(31)	(390)	1.88
Balances at December 31, 2002	252	1,065	—	7.01
Termination of the 1998 Plan	(271)	—	—	—
Adoption of the 2003 Plan	1,000	—	—	—
Granted	(74)	74	—	12.83
Cancelled	48	(48)	—	7.44
Exercised	—	(91)	—	4.20
Balances at December 31, 2003	955	1,000	—	7.68
Granted	(30)	30	—	9.84
Cancelled	—	(60)	—	7.96
Exercised	—	(131)	—	5.44
Balances at December 31, 2004	925	839	—	$8.08

Information related to stock options outstanding and exercisable at December 31, 2004, is as follows:

Options Outstanding

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
	(in thousands)
$ 1.60-$ 2.40	27	1.8 years	$1.60
$ 2.75-$ 4.13	132	5.1 years	2.88
$ 4.81-$ 7.22	58	4.6 years	6.16
$ 7.30-$10.95	333	5.3 years	7.97
$11.00-$15.41	289	3.0 years	11.60
	839		$8.09

Options Exercisable

Range of Exercise Prices	Number Exercisable	Weighted Average Exercise Price
	(in thousands)
$ 1.60-$ 2.40	27	$1.60
$ 2.75-$ 4.13	129	2.85
$ 4.81-$ 7.22	57	6.16
$ 7.30-$10.95	140	7.80
$11.00-$15.41	255	11.17
	608	$7.74

For the years ended December 31, 2004, 2003 and 2002, the Company recorded deferred compensation expense of $0, $16,000 and $28,000, respectively, for 8,750 options granted in 1999 at a discount from the estimated fair market value of the Company’s common stock.

The weighted average grant-date fair value of options granted during 2004, 2003 and 2002 was $5.86, $6.18 and $5.30, respectively, which was determined using the Black-Scholes method and the following key assumptions:

Assumptions	2004	2003	2002
Volatility	68.05%	70.29%	77.35%
Risk-free interest rates	3.82%	3.03% to 3.48%	4.02% to 4.92%
Expected life	Five years	Five years	Six years
Expected dividends	None	None	None

Employee Stock Purchase Plan

In January 2001, the Company’s Board of Directors adopted a noncompensatory Employee Stock Purchase Plan (“Purchase Plan”). Under the Purchase Plan, participating employees are granted options to purchase common stock at a 15% discount from the lower of the fair market value on the first day or last day of each calendar quarter. The Purchase Plan permits an enrolled employee to make contributions to purchase shares of common stock through payroll deductions between 1% and 10% of compensation. The number of shares that may be purchased by any single employee during a calendar quarter is limited to 250 shares and total shares with a maximum fair market value of $25,000 in each calendar year. The

Compensation and Human Resources Committee of the Board of Directors administers the Purchase Plan. The total number of shares of common stock that may be issued pursuant to options granted under the Purchase Plan is 250,000 shares of common stock. At December 31, 2004, approximately 72,000 shares of common stock have been issued under the Purchase Plan.

7.   Benefit Plan

The Company has a 401(k) retirement savings plan whereby eligible employees may contribute up to 15% of their earnings either before taxes (subject to Internal Revenue Service limitation) or after tax, not to exceed annual amounts allowed under the Internal Revenue Code (“IRC”). In addition, the Company may also make discretionary matching contributions. Company matching contributions for the years ended December 31, 2004, 2003 and 2002, were $176,000, $169,000 and $164,000, respectively.

8.   Income Taxes

The components of the provision for income taxes are as follows:

	2004	2003	2002
	(in thousands)
Current
Federal	$416	$1,235	$467
State	5	5	5
	421	1,240	472
Deferred
Federal	2,776	1,977	2,664
State	141	127	129
	2,917	2,104	2,793
Provision for income taxes	$3,338	$3,344	$3,265

Temporary differences comprising the net deferred tax assets recognized in the accompanying balance sheets at December 31, 2004 and 2003, are as follows:

	2004	2003
	(in thousands)
Tax goodwill, current portion	$2,371	$2,372
Accrued liabilities, including accrued warranties	423	346
Inventories	171	312
Other	294	382
Current deferred income taxes	3,259	3,412
Tax goodwill, net of current portion	16,922	19,297
Depreciation and amortization	(158)	205
Other	202	228
Long-term deferred income taxes	16,966	19,730
Total deferred income taxes	$20,225	$23,142

A reconciliation between the Company’s effective tax and the federal statutory tax is as follows:

	2004	2003	2002
	(in thousands)
Provision for federal income taxes at statutory rate	$3,758	$3,599	$3,400
State income taxes, net of federal benefit	192	184	177
Research and experimentation credits	(603)	(456)	(300)
Other	(9)	17	(12)
	$3,338	$3,344	$3,265

The realization of the deferred tax assets is dependent upon the Company’s ability to generate sufficient future taxable income which management believes is more likely than not. Historically, the Company has generated operating income and the Company anticipates future taxable income sufficient to realize the recorded deferred tax assets. Future taxable income is based on management’s forecasts of the operating results of the Company, and there can be no assurance that such results will be achieved.

9.   Commitments and Contingencies

The Company leases office, warehouse and manufacturing space under an operating lease that expires in December 2006. Future minimum lease payments, excluding common area maintenance expenses, at December 31, 2004, consist of the following:

(in thousands)
2005	$518
2006	518
Total minimum lease payments	$1,036

Total rent expense, including common area maintenance expenses, for the years ended December 31, 2004, 2003 and 2002, was $857,000, $918,000 and $940,000, respectively.

The Company has entered into unconditional purchase agreements with certain suppliers which may require the Company to purchase up to $2,080,000 of inventories. The agreements are reviewed on a semi-annual basis, and unless terminated by either party, automatically renew for an additional six-month period. The agreements may be terminated by either party with a 30-day written notice. In 2002, the Company entered into an agreement with Sony Chemical Corporation, a subsidiary of Sony Corporation. Under this agreement, the Company agreed to purchase from Sony, and Sony has agreed to sell to the Company on an exclusive, worldwide basis, Sony’s dye-sublimation printer ribbons for its products for a ten-year period. The company’s obligations under this agreement, which include a requirement to purchase $4 million of printer ribbons each year, are conditional upon Sony continuing to meet a number of obligations set forth in the agreement.

On June 19, 2001 (the “Effective Date”) the Company entered into a management and employment agreement with its Chief Executive Officer (“CEO”), which provides certain benefits to the CEO upon termination, as defined in the agreement. The agreement had an initial term expiring in December 2003 and was renewed automatically. The agreement renews automatically thereafter on the anniversary of the Effective Date (the “Renewal Date”) unless either party gives the other written notice prior to such Renewal Date of his or its determination not to extend the agreement, whereupon this agreement shall terminate on the anniversary of such Renewal Date. The agreement was renewed automatically in June 2004. Under the agreement, upon termination without cause, certain events defined as good cause for the CEO to terminate or a change in control, the CEO will be entitled to receive a lump sum cash payment of up to 250% of base salary plus accrued bonus amounts and full vesting of any restricted stock or stock options held, group health, dental and life insurance benefits and a monthly cash allowance of $1,000 for a period of 30 months.

In December 2004, all other Company’s executive officers other than the CEO executed Officers Agreements pursuant to which the Company agreed to provide certain benefits to these executives if they are terminated in connection with a change in control of the Company. These agreements are effective until December 31, 2005 and are substantially similar to, and replace, the agreements executed in December 2003. Under the agreements, these individuals will be entitled to receive a lump sum cash payment of up to 150% of their base salary plus full vesting of any restricted stock or stock options held.

The Company is party to various litigation matters arising from time to time in the ordinary course of business. Management does not believe that any legal matters exist that would have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

10.   Segment Data and Export Sales

The Company’s business is organized in one business unit and is managed and internally reported as a single segment. All of the company’s long-lived assets are located in the United States.

The following table presents revenues by geographic region.

	2004	2003	2002
	(in thousands)
United States	$40,544	$37,717	$39,672
Europe	9,751	9,408	9,669
Asia and Australia	7,881	6,569	6,715
North and South America (other than the United States)	8,212	7,795	6,998
Middle East and Africa	6,005	4,002	2,981
	$72,393	$65,491	$66,035

Sales are based on contractual shipment destinations by customer, as determined by their distributor agreement.

The following table presents revenue by product type.

	2004	2003	2002
	(in thousands)
Equipment sales	$28,944	$25,925	$28,559
Supplies sales	43,449	39,566	37,476
	$72,393	$65,491	$66,035

FARGO ELECTRONICS, INC.
Exhibit Index to Annual Report
on Form 10-K
For the fiscal year ended December 31, 2004

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

Incorporated by reference to Exhibit 10.3 to Fargo’s 10-Q for the quarter ended June 30, 2001 (File No. 333-90937).
10.15	Lease, dated February 28, 2001, between Fargo Electronics, Inc. and AETNA Life Insurance Company	Incorporated by reference to Exhibit 10.1 to Fargo’s 10-Q for the quarter ended September 30, 2001 (File No. 333-90937).
10.16	Conditional Release from Pledge Agreement, dated August 27, 2002, between Fargo Electronics, Inc. and William H. Gibbs	Incorporated by reference to Exhibit 10.1 to Fargo’s 10-Q for the quarter ended September 30, 2002 (File No. 333-90937)
10.17	Conditional Release from Pledge Agreement, dated October 28, 2002, between Fargo Electronics, Inc. and Gary R. Holland	Incorporated by reference to Exhibit 10.2 to Fargo’s 10-Q for the quarter ended September 30, 2002 (File No. 333-90937)
10.18	Amended and Restated Credit Agreement, dated December 18, 2002, between Fargo Electronics, Inc. and LaSalle Bank National Association	Incorporated by reference to Exhibit 10.37 to Fargo’s Form 10-K for the fiscal year ended December 31, 2002 (File No. 333-90937).

10.19	Amended and Restated Security Agreement, dated December 18, 2002, between Fargo Electronics, Inc. and LaSalle Bank National Association	Incorporated by reference to Exhibit 10.38 to Fargo’s Form 10-K for the fiscal year ended December 31, 2002 (File No. 333-90937).
10.20	Note, dated December 18, 2002, payable to LaSalle Bank National Association	Incorporated by reference to Exhibit 10.39 to Fargo’s Form 10-K for the fiscal year ended December 31, 2002 (File No. 333-90937).
10.21	2003 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 to Fargo’s Form 10-Q for the quarter ended September 30, 2003 (File No. 000-29029).
10.22	Form of Non-qualified Stock Option agreement under the 2003 Stock Incentive Plan	Incorporated by reference to Exhibit 10.30 to Fargo’s Form 10-K for the fiscal year ended December 31, 2003 (File No. 000-29029).
10.23	Form of Direct Reports Agreement dated December 15, 2003 between Fargo Electronics, Inc. and each of Scott Ackerman, Kathleen L. Phillips, Thomas C. Platner and Jeffrey D. Upin	Incorporated by reference to Exhibit 10.31 to Fargo’s Form 10-K for the fiscal year ended December 31, 2003 (File No. 000-29029).
10.24	Form of Direct Reports Agreement dated December 15, 2003 between Fargo Electronics, Inc. and Paul W.B. Stephenson	Incorporated by reference to Exhibit 10.11 to Fargo’s Form 10-Q for the quarter ended June 30, 2004 (File No. 000-29029).
10.25	Amendment No. 1 to Amended and Restated Credit Agreement, dated as of April 1, 2004 between Fargo Electronics, Inc. and LaSalle Bank National Association	Incorporated by reference to Exhibit 10.31 to Fargo’s Form 10-K for the fiscal year ended December 31, 2003 (File No. 000-29029).
10.26	Form of Officers Agreement dated December 8, 2004	Incorporated by reference to Exhibit 10.1 of Fargo’s Form 8-K filed on December 13, 2004 (File No. 000-29029).
10.27	2005 Non-Employee Director Compensation	Incorporated by reference to Exhibit 10.2 of Fargo’s Form 8-K filed on December 13, 2004 (File No. 000-29029).
23.1	Consent of PricewaterhouseCoopers LLP	Filed electronically herewith.
31.1	Certification of Gary R. Holland Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed electronically herewith.
31.2	Certification of Paul W.B. Stephenson Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed electronically herewith.
32.1	Certification of Gary R. Holland Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith.
32.2	Certification of Paul W.B. Stephenson Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith.