Form 10-Q
period 2005-03-31
FARGO ELECTRONICS INC
filed 2005-05-05
CIK 1098834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

As of April 28, 2005, 12,636,101 shares of our Common Stock were outstanding.

PART 1:                FINANCIAL INFORMATION

ITEM 1                   FINANCIAL STATEMENTS

FARGO ELECTRONICS, INC.

CONDENSED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	March 31, 2005	December 31, 2004
ASSETS

Current assets:
Cash and cash equivalents	$27,039	$23,435
Accounts receivable, net	8,590	9,702
Inventories, net	5,909	6,219
Prepaid expenses	500	271
Deferred income taxes	3,259	3,259

Total current assets	45,297	42,886

Equipment and leasehold improvements, net	2,546	2,026

Deferred income taxes	16,298	16,966
Other	25	27

Total assets	$64,166	$61,905

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,497	$6,018
Accrued liabilities	3,202	2,806

Total current liabilities	8,699	8,824

Commitments and contingencies	—	—

Stockholders’ equity:
Common stock, $.01 par value; 50,000 shares authorized, 12,636 and 12,603 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	126	126
Additional paid-in capital	150,540	150,303
Accumulated deficit	(95,199)	(97,348)

Total stockholders’ equity	55,467	53,081

Total liabilities and stockholders’ equity	$64,166	$61,905

The accompanying notes are an integral part of the unaudited condensed financial statements.

FARGO ELECTRONICS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2005	2004

Net sales	$18,657	$15,554

Cost of sales	10,713	9,033

Gross profit	7,944	6,521

Operating expenses:
Research and development	1,253	1,286
Selling, general and administrative	3,670	3,093

Total operating expenses	4,923	4,379

Operating income	3,021	2,142

Other income (expense):
Interest, net	122	21
Other, net	(8)	—
Total other income	114	21

Income before provision for income taxes	3,135	2,163

Provision for income taxes	986	736

Net income	$2,149	$1,427

Net income per common share:
Basic earnings per share	$0.17	$0.11
Diluted earnings per share	$0.17	$0.11

Weighted average common shares outstanding:
Basic	12,615	12,472
Diluted	12,971	12,836

The accompanying notes are an integral part of the unaudited condensed financial statements.

FARGO ELECTRONICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2005	2004

Cash flows from operating activities:
Net income	$2,149	$1,427
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	247	242
Provision for doubtful accounts	92	20
Loss on disposal of equipment	8	—
Deferred income taxes	668	634
Tax benefit recognized for stock options	—	16
Changes in operating assets and liabilities
Accounts receivable	1,112	(1,703)
Inventories	218	124
Prepaid expenses and other assets	(229)	(200)
Accounts payable	(798)	1,288
Accrued liabilities	396	(306)

Net cash provided by operating activities	3,863	1,542

Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(496)	(248)

Net cash used in investing activities	(496)	(248)

Cash flows from financing activities:
Proceeds from issuance of common stock	237	164

Net cash provided by financing activities	237	164

Net increase in cash and cash equivalents	3,604	1,458

Cash and cash equivalents, beginning of period	23,435	13,445

Cash and cash equivalents, end of period	$27,039	$14,903

Significant noncash financing and investing activities:
Purchases of equipment included in accounts payable	$277	$62

The accompanying notes are an integral part of the unaudited condensed financial statements.

FARGO ELECTRONICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The interim condensed financial statements presented herein as of March 31, 2005, and for the three months ended March 31, 2005 and 2004, are unaudited; however, in our opinion, the interim condensed financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented.

The results of operations and cash flows for the three months ended March 31, 2005, do not necessarily indicate the results to be expected for the full year.  The December 31, 2004, balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited interim condensed financial statements should be read in conjunction with our financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

Had compensation cost for the plan been determined based on the fair value of options at the date of grant, the Company’s net income available to common stockholders and basic and diluted net income per share would have been reduced to the following pro forma amounts:

	Three Months Ended March 31,
	2005	2004

Net income available to common stockholders (in thousands):
As reported	$2,149	$1,427
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(149)	(143)
Pro forma	$2,000	$1,284
Basic earnings per common share:
As reported	$0.17	$0.11
Pro forma	$0.16	$0.10
Diluted earnings per common share:
As reported	$0.17	$0.11
Pro forma	$0.15	$0.10

NOTE 3 – EARNINGS PER SHARE

Basic earnings per share is calculated using the weighted average number of shares outstanding during the period.  Diluted earnings per share is computed on the basis of the weighted average basic shares outstanding plus the dilutive effect of outstanding stock options using the “treasury stock” method.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended March 31,
	2005	2004
BASIC EARNINGS PER SHARE:
Net income available to common stockholders	$2,149	$1,427
Weighted average common shares outstanding	12,615	12,472
Per share amount	$0.17	$0.11

DILUTED EARNINGS PER SHARE:
Net income available to common stockholders	$2,149	$1,427
Weighted average common shares outstanding	12,615	12,472
Add: Dilutive effect of stock options	356	364

Weighted average dilutive shares outstanding	12,971	12,836
Per share amount	$0.17	$0.11

Options to purchase 45,000 shares of common stock were outstanding but not included in the computation of diluted earnings per share for each of the three months ended March 31, 2005 and the three months ended March 31, 2004 because the exercise prices were greater than the average market price of the common shares for the periods.

NOTE 4 – INVENTORIES (IN THOUSANDS)

	(Unaudited)
	March 31, 2005	December 31, 2004
Raw materials and purchased parts	$4,344	$4,597
Finished goods	2,035	2,036
	6,379	6,633
Less: Allowance for excess and obsolete inventories	(470)	(414)

Total inventories	$5,909	$6,219

NOTE 5 – WARRANTIES

The Company’s products are generally covered by a standard one-year warranty. Estimated warranty costs are accrued in the same period in which the related revenue is recognized, based on anticipated parts and labor costs, utilizing historical experience.

	(Unaudited) Three Months Ended March 31,
	2005	2004
Accrued warranties (in thousands):
Beginning of period	$392	$525
Settlements made	(74)	(106)
Accruals for warranties issued	57	92
End of period	$375	$511

NOTE 6 – RECENTLY ISSUED ACCOUNTING PRONOUNCMENTS

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 151, “Inventory Costs. An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”), which is effective for fiscal years beginning after June 15, 2005. SFAS 151 amends the guidance in ARB No. 43 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). Among other provisions, SFAS 151 requires that items such as idle facility expense, excessive spoilage, double freight and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. We believe the adoption of SFAS 151 will not have any material effect on our financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), which replaces SFAS 123 and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123R requires that the cost of all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values. That cost will be recognized as an expense over the vesting period of the award. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. In addition, we will be required to determine fair value in accordance with SFAS 123R. SFAS 123R is effective for reporting periods beginning January 1, 2006 and requires the application of a transition methodology for stock options that have not vested as of the date of adoption. We are currently evaluating the impact of SFAS 123R on our financial statements.

In December 2004, the FASB issued FSP FAS 109-1, Application of FASB No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. FSP FAS No. 109-1 clarifies SFAS No. 109’s guidance that applies to the new tax deduction for qualified domestic production activities. FSP No. 109-1 became effective upon issuance and we believe that this pronouncement will not have a significant impact on our effective tax rate in 2005.

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

Overview

We are a global leader in the development of secure technologies for identity card issuance systems.  We manufacture and supply printing systems and consumable supplies that personalize plastic identification cards by printing images and text onto the card.  Our printing systems are capable of encoding data onto cards that incorporate bar code, magnetic stripe, smart card or proximity card technology.  We believe that our engineering expertise and our ability to offer a broad range of printing systems using multiple printing technologies have led to a reputation for innovation in our industry.

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

Results of Operations

The following table sets forth, for the periods indicated, certain unaudited selected financial data expressed as a percentage of net sales:

	Three Months Ended March 31,
	2005	2004
Net sales	100.0%	100.0%
Cost of sales	57.4	58.1

Gross profit	42.6	41.9

Operating expenses:
Research and development	6.7	8.3
Selling, general and administrative	19.7	19.8
Total operating expenses	26.4	28.1

Operating income	16.2	13.8
Other income, net	0.6	0.1

Income before provision for income taxes	16.8	13.9

Provision for income taxes	5.3	4.7

Net income	11.5%	9.2%

Comparison of Three Months Ended March 31, 2005 and 2004

Net sales.  Net sales increased 19.9% to $18.7 million for the three-month period ended March 31, 2005, from $15.6 million in the same period of 2004.  Sales of equipment increased 22.8% to $6.7 million from $5.4 million in the first quarter of 2004.  The increase in sales of equipment was due to an increase in unit volume, partially offset by a decrease in average selling price.  The decrease in average selling price was primarily due to changes in unit mix.   Sales of supplies increased 18.4% to $12.0 million from $10.2 million in the first quarter of 2004. Sales of supplies increased approximately $1.8 million due to changes in unit mix and increases in average selling prices as a result of price increases during the first quarter of 2005, partially offset by decreased sales of Imageware software.

International sales increased 4.8% to $7.7 million in the first quarter of 2005 from $7.4 million in the same period of 2004 and accounted for 41.4% of net sales for the three months ended March 31, 2005, compared to 47.4% of net sales in the same period of 2004.  International sales increased approximately $300,000 primarily due to a $512,000 increase in sales in the Asia and Australia region and a $480,000 increase in the Middle East and Africa region, offset by decreases in sales in North and South America (other than the United States).  The increase in sales in the Asia and Australia region is primarily related to an increase in supplies for a major government project in Australia.  The increase in sales in the Middle East is due to enhanced distribution efforts in this geographical area.  As a percentage of net sales, international sales decreased 6% mainly due to increased growth in the United States as a result of products launched in 2004 and our new distribution program introduced in October of 2003.

Gross profit.  Gross profit increased 21.8% to $7.9 million for the three months ended March 31, 2005 from $6.5 million in the same period of 2004. Gross profit as a percentage of net sales increased to 42.6% for the three months ended March 31, 2005, from 41.9% in the same period of 2003.  The gross profit percentage benefited from unit mix, the mix of sales between equipment and supplies, and cost improvements.  Gross profit in the first quarter of 2004 benefited from a $360,000 reduction of cost of sales related to the settlement of prior years’ duty drawback claims.

Research and development.  Research and development expenses were $1.3 million for the three months ended March 31, 2005, consistent with the $1.3 million of expenses in the same period of 2004.  Research and development expenses as a percentage of net sales were 6.7% for the first quarter of 2005, compared to 8.3% for the same period of 2004.  The decrease in research and development expenses is mainly due to decreased purchase of prototype parts.

Selling, general and administrative.  Selling, general and administrative expenses increased 18.7% to $3.7 million for the three months ended March 31, 2005, from $3.1 million in the same period of 2004.  As a percentage of net sales, selling, general and administrative expenses were 19.7% in the first quarter of 2005, compared to 19.8% for the same period of 2004.  The increase in selling, general and administrative expenses is primarily due to increased advertising and promotional expenses of approximately $150,000, increased professional fees of approximately $116,000 related to patent litigation expenses and Sarbanes-Oxley Section 404 costs, and additional compensation costs.

Operating income.  Operating income increased 41.0% to $3.0 million for the quarter ended March 31, 2005, from $2.1 million during the same period of 2004.  As a percentage of net sales, operating income was 16.2% in the first quarter of 2005 compared to 13.8% in the same period of 2004.  The increase resulted mainly from the increased gross profit described above, partially offset by increased operating expenses.

Income tax expense.  Income tax expense was $986,000 for the three months ended March 31, 2005, which results in an effective tax rate of 31.5%, compared to income tax expense of $736,000 and an effective tax rate of 34.0% for the same period of 2004.  The change in the effective tax rate is mainly due to the recognition of approximately $70,000 in tax credits related to a prior year tax contingency that was settled during the first quarter of 2005.

Liquidity and Capital Resources

We have historically financed our operations, debt service and capital requirements through cash flows generated from operations.  Working capital was $36.6 million and $34.1 million, respectively, at March 31, 2005 and December 31, 2004.  At March 31, 2005 and throughout 2004, we had no bank debt outstanding.

We believe, based on our current cash levels as well as the operating cash flows expected in 2005 and the funds available to us under our $5.0 million revolving credit facility, that we will have sufficient funds to finance our current operations and planned capital expenditures for at least the next 12 months.

We had cash and cash equivalents of $27.0 million at March 31, 2005, an increase of $3.6 million from $23.4 million at December 31, 2004.  This increase was primarily due to positive net cash flows provided by our operating activities.

Cash generated from operating activities for the three-month period ended March 31, 2005 totaled $3.9 million due to net income of $2.2 million, non-cash charges of $1.0 million and changes in operating assets and liabilities of approximately $700,000. The non-cash charges are primarily for deferred income taxes and depreciation and amortization. The changes in operating assets and liabilities relate primarily to a decrease in accounts receivable of $1.1 million, offset by a decrease in accounts payable and accrued liabilities of $402,000. Accounts receivable decreased due to the timing of sales and a decrease in sales during the first quarter of 2005 compared to the fourth quarter of 2004. The decrease in accounts payable is due to decreased revenue activity in the first quarter of 2005 compared to the fourth quarter of 2004 and the timing of purchases.  Cash used by investing activities was $496,000 exclusively for the purchase of equipment and leasehold improvements. Cash provided by financing activities was $237,000 due to proceeds received from the exercise of stock options.

Cash generated from operating activities for the three-month period ended March 31, 2004 totaled $1.5 million due to net income of $1.4 million and non-cash charges of $912,000, offset by changes in operating assets and liabilities of $800,000.  The non-cash charges are primarily for deferred income taxes and depreciation and amortization. The changes in operating assets and liabilities relate primarily to an increase in accounts receivable of $1.7 million, offset by a decrease in accounts payable and accrued liabilities of $982,000. The increase in accounts receivable is mainly due to a reduction in customer prepayments and the timing of sales.  The increase in accounts payable is primarily related to the timing of our payments to vendors.    Cash used by investing activities was $248,000 solely for purchases of equipment and leasehold improvements.  Cash provided by financing activities was $164,000 due to proceeds received from the exercise of stock options.

We have a $5.0 million revolving credit facility, on which there was no outstanding balance at March 31, 2005 or at any point during 2005 and 2004. The credit facility expires March 31, 2006.  At that time, the credit facility will renew, provided each party executes an amendment documenting such renewal.  Borrowings under the revolving credit facility are limited to eligible accounts receivable and inventories, as defined by the agreement. Under the terms of the credit facility, we may borrow at the prime rate of interest or LIBOR plus a margin of 1.5%.

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

The following critical policies relate to the more significant judgments and estimates used in the preparation of the financial statements:

Revenue Recognition— Revenue is recognized when product has been shipped, risk of loss has passed to the purchaser and we have fulfilled all of our obligations. We provide for promotional discounts, estimated early payment discounts, estimated warranty costs and estimated returns in the period the related revenue is recognized. Certain of our customers have arrangements that include stock balancing return provisions. We provide an allowance for stock balancing based on estimated expected returns.  Sales to these customers represented 14.0%, 17.3% and 11.7% of net sales for the years ended December 31, 2004, 2003 and 2002, respectively. Under the terms of the stock balancing agreements, we estimate that the maximum amount of returns is approximately $320,000 at March 31, 2005, of which we have recorded an allowance of $135,000 for stock balancing estimated returns. This reserve is included in our allowance for doubtful accounts and sales returns.

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

Allowance for doubtful accounts and sales returns—We determine the estimate of the allowance for doubtful accounts and sales returns considering a number of factors, including: (1) historical experience, (2) aging of the accounts receivable, (3) analysis of stock balancing agreements and (4) specific information obtained by us on the financial condition and the current creditworthiness of our customers. If the financing conditions of our customers were to deteriorate and reduce the ability of our customers to make payments on their accounts, we may be required to increase our allowance by recording additional bad debt expense. Likewise, should the financial condition of our customers improve and result in payments or settlements of previously reserved amounts, we may be required to record a reduction in bad debt expense to reverse the recorded allowance. Our allowance for doubtful accounts and sales returns was $350,000 at March 31, 2005.

Allowance for excess and obsolete inventories—We value our inventories at the lower of the actual cost to purchase or manufacture, or the current estimated market value. We regularly review our inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on estimated forecasts of product demand and production requirements for the subsequent twelve and twenty four months. We make every effort to ensure the accuracy of our forecasts of future product demand, however any significant unanticipated changes in demand or technological developments could have a significant impact on the value of inventories and reported operating results. Our allowance for excess and obsolete inventories at March 31, 2005, was $470,000.

Warranty accrual—Our products are generally covered by a standard one-year warranty from the date of sale.  Estimated warranty costs are accrued in the same period in which the related revenue is recognized, based on anticipated parts and labor costs, utilizing historical experience. Our warranty accrual at March 31, 2005, was $375,000.

Deferred tax assets—The realization of our deferred tax assets is dependent upon our ability to generate sufficient future taxable income which we believe is more likely than not. We anticipate future taxable income sufficient to realize the recorded deferred tax assets. Historically, we have generated operating income. Future taxable income is based on our forecasts of operating results, and there can be no assurance that such results will be achieved.  Our deferred tax assets at March 31, 2005 were $19,557,000.

Recently Issued Accounting Standards

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 151, “Inventory Costs. An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”), which is effective for fiscal years beginning after June 15, 2005. SFAS 151 amends the guidance in ARB No. 43 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). Among other provisions, SFAS 151 requires that items such as idle facility expense, excessive spoilage, double freight and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. We believe the adoption of SFAS 151 will not have any material effect on our financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), which replaces SFAS 123 and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123R requires that the cost of all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values. That cost will be recognized as an expense over the vesting period of the award. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. In addition, we will be required to determine fair value in accordance with SFAS 123R. SFAS 123R is effective for reporting periods beginning January 1, 2006 and requires the application of a transition methodology for stock options that have not vested as of the date of adoption. We are currently evaluating the impact of SFAS 123R on our financial statements.

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

For additional information on market risk, refer to the “Quantitative and Qualitative Disclosures About Market Risk” section (Item 7A) of our Annual Report on Form 10-K for the year ended December 31, 2004.

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting.   There was no change in our internal control over financial reporting that occurred during the first quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5 – OTHER INFORMATION

Credit Agreement

Effective March 22, 2005, the Company entered into Amendment No. 2 (“Amendment No. 2”) to the Amended and Restated Credit Agreement with LaSalle Bank National Association dated December 18, 2002, as previously amended by Amendment No. 1 dated as of April 1, 2004 (“Amendment No. 1” and, collectively with the Amended and Restated Credit Agreement, the “Agreement”).  Amendment No. 2, among other things, extends the maturity date of the credit facility under the Agreement by one year to March 31, 2006.

Amendment No. 2 is filed herewith as Exhibit 10.1.  The foregoing description of Amendment No. 2 is qualified in its entirety by reference to the full text of such document, which is incorporated by reference herein.

Determination of 2004 Bonus Payout

Pursuant to the Company’s bonus plan established for 2004, our Compensation and Human Resources Committee determined, and our Board of Directors approved, incentive bonus awards payable to all Company employees.  These incentive bonus awards were determined by multiplying the particular individual’s base salary by (1) his or her designated bonus percentage and (2) a performance factor based upon Fargo’s achievement of targeted levels of operating profit, sales growth and asset utilization.  Designated bonus percentages are based upon relative positions within Fargo’s organizational structure.  The following bonuses were payable with respect to 2004 to the Company’s “named executive officers” (defined in Regulation S-K Item 402(a)(3)) (the “Named Executive Officers”):

Name	2004 Bonus Earned
Gary R. Holland	$63,963
Kathleen L. Phillips	$24,000
Thomas C. Platner	$24,225
Paul W.B. Stephenson	$24,825
Jeffrey D. Upin	$24,000

ITEM 6 - EXHIBITS

(a)           Exhibits.

Item No.	Description	Method of Filing

10.1	Amended Credit Agreement, March 2005	Filed electronically herewith.

31.1	Certification of Gary R. Holland Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Filed electronically herewith.

31.2	Certification of Paul W.B. Stephenson Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Filed electronically herewith.

32.1	Certification of Gary R. Holland Pursuant to 18 U.S.C Section 1350.	Furnished electronically herewith.

32.2	Certification of Paul W.B. Stephenson Pursuant to 18 U.S.C Section 1350.	Furnished electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARGO ELECTRONICS, INC.

May 5, 2005	/s/ GARY R. HOLLAND
Gary R. Holland
Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

/s/ PAUL W.B. STEPHENSON
Paul W.B. Stephenson
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)