Form 10-Q
period 2005-06-30
FARGO ELECTRONICS INC
filed 2005-08-09
CIK 1098834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

As of July 29, 2005, 12,741,873 shares of our Common Stock were outstanding.

PART 1:                FINANCIAL INFORMATION

ITEM 1                   FINANCIAL STATEMENTS

FARGO ELECTRONICS, INC.

CONDENSED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	June 30,	December 31,
	2005	2004
ASSETS

Current assets:
Cash and cash equivalents	$29,858	$23,435
Accounts receivable, net	9,229	9,702
Inventories, net	4,990	6,219
Prepaid expenses	555	271
Deferred income taxes	3,259	3,259

Total current assets	47,891	42,886

Equipment and leasehold improvements, net	3,081	2,026

Deferred income taxes	15,514	16,966
Other	23	27

Total assets	$66,509	$61,905

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,430	$6,018
Accrued liabilities	2,507	2,806

Total current liabilities	7,937	8,824

Commitments and contingencies	—	—

Stockholders’ equity:
Common stock, $.01 par value; 50,000 shares authorized, 12,737 and 12,603 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	127	126
Additional paid-in capital	151,278	150,303
Accumulated deficit	(92,833)	(97,348)

Total stockholders’ equity	58,572	53,081

Total liabilities and stockholders’ equity	$66,509	$61,905

The accompanying notes are an integral part of the unaudited condensed financial statements.

FARGO ELECTRONICS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net sales	$18,886	$17,545	$37,543	$33,099

Cost of sales	10,566	10,733	21,280	19,766

Gross profit	8,320	6,812	16,263	13,333

Operating expenses:
Research and development	1,544	1,218	2,797	2,504
Selling, general and administrative	3,798	3,039	7,468	6,133

Total operating expenses	5,342	4,257	10,265	8,637

Operating income	2,978	2,555	5,998	4,696

Other income:
Interest, net	188	32	310	54
Other, net	400	—	393	—
Total other income	588	32	703	54

Income before provision for income taxes	3,566	2,587	6,701	4,750

Provision for income taxes	1,200	840	2,186	1,576

Net income	$2,366	$1,747	$4,515	$3,174

Net income per common share:
Basic earnings per share	$0.19	$0.14	$0.36	$0.25
Diluted earnings per share	$0.18	$0.14	$0.35	$0.25

Weighted average common shares outstanding:
Basic	12,676	12,491	12,646	12,482
Diluted	13,094	12,788	13,051	12,821

The accompanying notes are an integral part of the unaudited condensed financial statements.

FARGO ELECTRONICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2005	2004

Cash flows from operating activities:
Net income	$4,515	$3,174
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	521	489
Provision for excess and obsolete inventory	168	58
Loss on disposal of equipment	8	—
Deferred income taxes	1,452	1,310
Tax benefit recognized for stock options	—	16
Changes in operating assets and liabilities
Accounts receivable	473	(2,896)
Inventories	1,061	(16)
Prepaid expenses and other assets	(284)	(199)
Accounts payable	(816)	2,330
Accrued liabilities	(299)	(25)

Net cash provided by operating activities	6,799	4,241

Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(1,352)	(472)

Net cash used in investing activities	(1,352)	(472)

Cash flows from financing activities:
Proceeds from issuance of common stock	976	302

Net cash provided by financing activities	976	302

Net increase in cash and cash equivalents	6,423	4,071

Cash and cash equivalents, beginning of period	23,435	13,445

Cash and cash equivalents, end of period	$29,858	$17,516

Significant noncash activities:
Purchases of equipment included in accounts payable	$228	$53

The accompanying notes are an integral part of the unaudited condensed financial statements.

FARGO ELECTRONICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The interim condensed financial statements presented herein as of June 30, 2005, and for the three and six months ended June 30, 2005 and 2004, are unaudited; however, in our opinion, the interim condensed financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented.

The results of operations and cash flows for the three and six months ended June 30, 2005, do not necessarily indicate the results to be expected for the full year.  The December 31, 2004, balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited interim condensed financial statements should be read in conjunction with our financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

Had compensation cost for the plan been determined based on the fair value of options at the date of grant, the Company’s net income available to common stockholders and basic and diluted net income per share would have been reduced to the following pro forma amounts:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income available to common stockholders (in thousands):
As reported	$2,366	$1,747	$4,515	$3,174
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(163)	(154)	(311)	(297)
Pro forma	$2,203	$1,593	$4,204	$2,877

Basic earnings per common share:
As reported	$0.19	$0.14	$0.36	$0.25
Pro forma	$0.17	$0.13	$0.33	$0.23
Diluted earnings per common share:
As reported	$0.18	$0.14	$0.35	$0.25
Pro forma	$0.17	$0.12	$0.32	$0.22

NOTE 3 – EARNINGS PER SHARE

Basic earnings per share is calculated using the weighted average number of shares outstanding during the period.  Diluted earnings per share is computed on the basis of the weighted average basic shares outstanding plus the dilutive effect of outstanding stock options using the “treasury stock” method.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
BASIC EARNINGS PER SHARE:
Net income available to common stockholders	$2,366	$1,747	$4,515	$3,174
Weighted average common shares outstanding	12,676	12,491	12,646	12,482
Per share amount	$0.19	$0.14	$0.36	$0.25

DILUTED EARNINGS PER SHARE:
Net income available to common stockholders	$2,366	$1,747	$4,515	$3,174
Weighted average common shares outstanding	12,676	12,491	12,646	12,482
Add: Dilutive effect of stock options	418	297	405	339

Weighted average dilutive shares outstanding	13,094	12,788	13,051	12,821
Per share amount	$0.18	$0.14	$0.35	$0.25

Options to purchase 30,000 shares of common stock were outstanding but not included in the computation of diluted earnings per share for the six months ended June 30, 2005 because the exercise prices were greater than the average market price of the common shares for the period.  There were no options to purchase shares of common stock outstanding with exercise prices greater than the average market price of common shares for the three months ended June 30, 2005.  Options to purchase 311,000 and 45,000 shares of common stock were outstanding but not included in the computation of diluted earnings per share for the three and six months ended June 30, 2004, respectively because the exercise prices were greater than the average market price of the common shares for the periods.

NOTE 4 – INVENTORIES

	Unaudited
	June 30,	December 31,
Inventory (in thousands):	2005	2004

Raw materials and purchased parts	$3,236	$4,597
Finished goods	2,284	2,036
	5,520	6,633
Less: Allowance for excess and obsolete inventories	(530)	(414)

Total inventories	$4,990	$6,219

NOTE 5 – WARRANTIES

The Company’s products are generally covered by a standard one-year warranty. Estimated warranty costs are accrued in the same period in which the related revenue is recognized, based on anticipated parts and labor costs, utilizing historical experience.

	(Unaudited)
	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Accrued warranties (in thousands):
Beginning of period	$375	$511	$392	$525
Settlements made	(113)	(96)	(187)	(202)
Accruals related to pre-existing warranties (includes changes in estimates)	(115)	—	(115)	—
Accruals for warranties issued	78	35	135	127
End of period	$225	$450	$225	$450

NOTE 6 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

In December 2004, the FASB issued FASB Staff Position (FSP) 109-1, Application of FASB No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. FSP No. 109-1 clarifies SFAS No. 109’s guidance that applies to the new tax deduction for qualified domestic production activities. FSP No. 109-1 became effective upon issuance and we believe that this pronouncement will not have a significant impact on our effective tax rate in 2005.

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our unaudited interim condensed financial statements and related notes included in this report.  Statements made in this report concerning our expectations about future results or events, are “forward-looking statements”.  When used in this report, words such as “anticipate,” “believe,” “estimate,” “expect,” and “forecast” as they relate to us or our management are intended to identify such forward-looking statements, but are not the exclusive means of identifying these statements.  Such statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995, and are necessarily subject to risks and uncertainties.  Actual results may differ materially from those reflected in these forward-looking statements.  These statements are based on current expectations, forecasts and assumptions, and are subject to the risks and uncertainties inherent in general industry and market conditions, general domestic and international economic conditions, and other factors.  These risks and uncertainties include, but are not limited to: product acceptance and customer demand for our card personalization systems and proprietary supplies; actions taken and alternative products marketed by our competitors; supplier relationships, including reliance on sole and single-source suppliers; manufacturing or design defects that we may discover after shipment; challenges in successfully implementing a new enterprise resource planning computer system; lack of inventories of component parts or finished goods; our focus on the identification card personalization market; continuing technological changes in our industry; our dependence on a distribution network and the reaction of this network to changes in distribution programs; domestic and international regulations and standards; our dependence on international sales and foreign suppliers; material changes in orders placed by large end users; challenges in effectively managing growth; our dependence on technologies we do not own; complex design that could result in manufacturing delays; protecting and enforcing our intellectual property rights; inadequate protection against infringement claims; the costs of implementing and complying with new regulations enacted in various countries requiring the reduction of hazardous substances in electrical and electronic equipment, including the European Union Waste Electrical and Electronic Equipment Directive and Restriction of Hazardous Substances Directive; and adverse economic and business conditions, including conditions resulting from the terrorist attack on the U.S. on September 11, 2001 and the resulting hostilities and the war with Iraq.  For more detail of the risks, uncertainties and other factors that could affect our future operations and results, see our filings with the Securities and Exchange Commission, particularly the Annual Report on Form 10-K for the year ended December 31, 2004.

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

Our U.S. distribution program categorizes our distribution channel into four complementary, yet separate, program tracks. Fargo Solution Providers provide retail customers with sales, service and integration expertise on Fargo’s full line of Professional and Persona Series products and systems. Fargo Value Added Distributors provide in-depth integration expertise and support for Fargo Solution Providers and end user customers on Fargo’s full line of products and systems. Fargo Distributors provide product distribution services to Fargo Solution Providers and Persona Series integrators. Fargo Manufacturing Resellers are companies that have a core business of developing and manufacturing products where the sale of identification card printers is a secondary portion of its sale. In each category, our distribution channel has the option to work exclusively with Fargo to develop market share and expertise in the markets they serve. The program continues our two-product line strategy with restricted distribution on our Professional Series products and broad distribution of our Persona Series.

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

Results of Operations

The following table sets forth, for the periods indicated, certain unaudited selected financial data expressed as a percentage of net sales:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	55.9	61.2	56.7	59.7

Gross profit	44.1	38.8	43.3	40.3

Operating expenses:
Research and development	8.2	6.9	7.4	7.6
Selling, general and administrative	20.1	17.3	19.9	18.5
Total operating expenses	28.3	24.2	27.3	26.1

Operating income	15.8	14.6	16.0	14.2

Other income	3.0	0.2	1.8	0.2

Income before provision for income taxes	18.8	14.8	17.8	14.4

Provision for income taxes	6.3	4.8	5.8	4.8

Net income	12.5%	10.0%	12.0%	9.6%

Comparison of Three Months Ended June 30, 2005 and 2004

Net sales.  Net sales increased 7.6% to $18.9 million for the three-month period ended June 30, 2005, from $17.5 million in the same period of 2004.  Sales of equipment increased 10.3% to $7.7 million from $6.9 million in the second quarter of 2004.  The increase in sales of equipment was due to an increase in unit volume, partially offset by a decrease in average selling price.  The decrease in average selling price was primarily due to changes in unit mix.  Sales of supplies increased 5.9% to $11.2 million from $10.6 million in the second quarter of 2004.  Sales of supplies increased approximately $625,000 due to changes in unit mix and volume increases, partially offset by decreased sales of Imageware software.

International sales increased 28.5% to $9.3 million in the second quarter of 2005 from $7.2 million in the same period of 2004 and accounted for 49.0% of net sales for the three months ended June 30, 2005, compared to 41.0% of net sales in the same period of 2004.  Growth in all geographic regions contributed to a $2.1 million increase in international sales in the second quarter of 2005 compared to the same period of 2004.  We believe the growth in international sales is a result of new product introductions that meet a broader array of user needs and enhanced distribution efforts in the Europe and Middle East regions.  As a percentage of net sales, international sales increased 8% mainly due to a decrease in our domestic sales, which resulted in a lower proportion of business in the United States during the second quarter of 2005 compared to the same period of 2004.  In the second quarter of 2005, domestic sales decreased due to the timing of sales and decreased large project sales.

Gross profit.  Gross profit increased 22.1% to $8.3 million for the three months ended June 30, 2005 from $6.8 million in the same period of 2004.  Gross profit as a percentage of net sales increased to 44.1% for the three months ended June 30, 2005, from 38.8% in the same period of 2004.  The gross profit percentage benefited from unit mix and cost improvements.  Gross profit margins benefited from lower manufacturing costs and reduced warranty expense due to improved product quality.

Research and development.  Research and development expenses increased 26.8% to $1.5 million for the three months ended June 30, 2005, from $1.2 million of expenses in the same period of 2004.  Research and development expenses as a percentage of net sales were 8.2% for the second quarter of 2005, compared to 6.9% for the same period of 2004.  The increase in research and development expenses is mainly due to increased purchases of prototype parts and increased compensation costs.

Selling, general and administrative.  Selling, general and administrative expenses increased 25.0% to $3.8 million for the three months ended June 30, 2005, from $3.0 million in the same period of 2004.  As a percentage of net sales, selling, general and administrative expenses were 20.1% in the second quarter of 2005, compared to 17.3% for the same period of 2004.  The increase in selling, general and administrative expenses is primarily due to increased advertising and promotional expenses of approximately $90,000, increased professional fees of approximately $160,000 primarily related to patent litigation expenses and additional compensation costs of approximately $300,000 due to an increased number of employees.

Operating income.  Operating income increased 16.6% to $3.0 million for the quarter ended June 30, 2005, from $2.6 million during the same period of 2004.  As a percentage of net sales, operating income was 15.8% in the second quarter of 2005 compared to 14.6% in the same period of 2004.  The increase resulted mainly from the increased gross profit, partially offset by increased operating expenses as described above.

Other income.  Other income increased to $588,000 for the quarter ended June 30, 2005 from $32,000 during the same period of 2004.  Other income during the quarter ended June 30, 2005 included $400,000 as a result of a patent litigation settlement.  The remaining increase was due to increased interest income.

Income tax expense.  Income tax expense was $1.2 million for the three months ended June 30, 2005, which results in an effective tax rate of 33.6%, compared to income tax expense of $840,000 and an effective tax rate of 32.5% for the same period of 2004.

Comparison of Six Months Ended June 30, 2005 and 2004

Net sales.  Net sales increased 13.4% to $37.5 million for the six-month period ended June 30, 2005, from $33.1 million in the same period of 2004.  Sales of equipment increased 15.8% to $14.3 million from $12.4 million in the same period of 2004.  The increase in sales of equipment was due to an increase in unit volume, partially offset by a decrease in average selling price.  The decrease in average selling price was primarily due to changes in unit mix.  Sales of supplies increased 12.0% to $23.2 million from $20.7 million in the six months ended June 30, 2004.  Sales of supplies increased approximately $2.5 million due to unit volume, changes in unit mix and increases in average selling prices as a result of price increases during the first quarter of 2005, partially offset by decreased sales of Imageware software.

International sales increased 16.5% to $17.0 million in the six months ended June 30, 2005 from $14.6 million in the same period of 2004 and accounted for 45.2% of net sales for the six months ended June 30, 2005, compared to 44.0% of net sales in the same period of 2004.  Growth in all geographic regions contributed to a $2.4 million increase in international sales for the six months ended June 30, 2005 compared to the same period of 2004.  We believe the growth in international sales is a result of new product introductions that meet a broader array of user needs and enhanced distribution efforts in the Europe and Middle East regions.   As a percentage of net sales, international sales increased 1.2%.

Gross profit.  Gross profit increased 22.0% to $16.3 million for the six months ended June 30, 2005 from $13.3 million in the same period of 2004.  Gross profit as a percentage of net sales increased to 43.3% for the six months ended June 30, 2005, from 40.3% in the same period of 2004.  The gross profit percentage benefited from unit mix and cost improvements.  Gross profit for the six months ended June 30, 2004 benefited from a $360,000 reduction of cost of sales related to the settlement of prior years’ duty drawback claims.

Research and development.  Research and development expenses increased 11.7% to $2.8 million for the six months ended June 30, 2005, from $2.5 million of expenses in the same period of 2004.  Research and development expenses as a percentage of net sales were 7.4% for the six months ended June 30, 2005, compared to 7.6% for the same period of 2004.  The increase in research and development expenses is mainly due to increased compensation costs.

Selling, general and administrative.  Selling, general and administrative expenses increased 21.8% to $7.5 million for the six months ended June 30, 2005, from $6.1 million in the same period of 2004.  As a percentage of net sales, selling, general and administrative expenses were 19.9% in the six months ended June 30, 2005, compared to 18.5% for the same period of 2004.  The increase in selling, general and administrative expenses is primarily due to increased advertising and promotional expenses of approximately $240,000, increased professional fees of approximately $280,000 primarily related to patent litigation expenses, and additional compensation costs due to an increased number of employees.

Operating income.  Operating income increased 27.7% to $6.0 million for the six months ended June 30, 2005, from $4.7 million during the same period of 2004.  As a percentage of net sales, operating income was 16.0% in the six months ended June 30, 2005 compared to 14.2% in the same period of 2004.  The increase resulted mainly from the increased gross profit, partially offset by increased operating expenses as described above.

Other income.  Other income increased to $703,000 for the six months ended June 30, 2005 from $54,000 during the same period of 2004.  Other income during the six months ended June 30, 2005 included $400,000 as a result of a patent litigation settlement.  The remaining increase was due to increased interest income.

Income tax expense.  Income tax expense was $2.2 million for the six months ended June 30, 2005, which results in an effective tax rate of 32.6%, compared to income tax expense of $1.6 million and an effective tax rate of 33.2% for the same period of 2004.  The change in the effective tax rate is mainly due to the recognition of approximately $70,000 in tax credits related to a prior year tax contingency that was settled during the first quarter of 2005.

Liquidity and Capital Resources

We have historically financed our operations, debt service and capital requirements through cash flows generated from operations.  Working capital was $40.0 million and $34.1 million, respectively, at June 30, 2005 and December 31, 2004.  At June 30, 2005 and throughout 2004, we had no bank debt outstanding.

We believe, based on our current cash levels as well as the operating cash flows expected in 2005 and the funds available to us under our $5.0 million revolving credit facility, that we will have sufficient funds to finance our current operations and planned capital expenditures for at least the next 12 months.

We had cash and cash equivalents of $29.9 million at June 30, 2005, an increase of $6.5 million from $23.4 million at December 31, 2004.  This increase was primarily due to positive net cash flows provided by our operating activities.

Cash generated from operating activities for the six-month period ended June 30, 2005 totaled $6.8 million due to net income of $4.5 million, non-cash charges of $2.1 million and changes in operating assets and liabilities of approximately $200,000. The non-cash charges are primarily for deferred income taxes and depreciation and amortization. The changes in operating assets and liabilities included a decrease in inventory of $1.1 million, equally offset by a decrease in accounts payable and accrued liabilities of $1.1 million.  In the fourth quarter of 2004, inventory had increased due to the introduction of new products.  During the six months ended June 30, 2005, inventory decreased as the introduction of the new products became a normal course of business and legacy products began to be discontinued.  The decrease in accounts payable is due to decreased revenue activity in the second quarter of 2005 compared to the fourth quarter of 2004 and the timing of purchases.  Cash used by investing activities was $1.4 million exclusively for the purchase of equipment and leasehold improvements.  The increase in cash used by investing activities over 2004 is primarily due to expenditures related to the purchase of a new enterprise resource planning computer system, which the company is currently in the process of implementing.  Cash provided by financing activities was $976,000 due to proceeds received from the exercise of stock options.

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

Under our revolving credit facility, there was no outstanding balance at June 30, 2005 or at any point during 2005 and 2004. The credit facility expires March 31, 2006.  At that time, the credit facility will renew, provided each party executes an amendment documenting such renewal.  Borrowings under the revolving credit facility are limited to eligible accounts receivable and inventories, as defined by the agreement. Under the terms of the credit facility, we may borrow at the prime rate of interest or LIBOR plus a margin of 1.5%.

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

The following critical policies relate to the more significant judgments and estimates used in the preparation of the financial statements:

Revenue Recognition— Revenue is recognized when product has been shipped, risk of loss has passed to the purchaser and we have fulfilled all of our obligations. We provide for promotional discounts, estimated early payment discounts, estimated warranty costs and estimated returns in the period the related revenue is recognized. Certain of our customers have arrangements that include stock balancing return provisions. We provide an allowance for stock balancing based on estimated expected returns.  Sales to these customers represented 14.0%, 17.3% and 11.7% of net sales for the years ended December 31, 2004, 2003 and 2002, respectively. Under the terms of the stock balancing agreements, we estimate that the maximum amount of returns is approximately $235,000 at June 30, 2005, of which we have recorded an allowance of $131,000 for stock balancing estimated returns. This reserve is included in our allowance for doubtful accounts and sales returns.

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

Allowance for doubtful accounts and sales returns—We determine the estimate of the allowance for doubtful accounts and sales returns considering a number of factors, including: (1) historical experience, (2) aging of the accounts receivable, (3) analysis of stock balancing agreements and (4) specific information obtained by us on the financial condition and the current creditworthiness of our customers. If the financing conditions of our customers were to deteriorate and reduce the ability of our customers to make payments on their accounts, we may be required to increase our allowance by recording additional bad debt expense. Likewise, should the financial condition of our customers improve and result in payments or settlements of previously reserved amounts, we may be required to record a reduction in bad debt expense to reverse the recorded allowance. Our allowance for doubtful accounts and sales returns was $360,000 at June 30, 2005.

Allowance for excess and obsolete inventories—We value our inventories at the lower of the actual cost to purchase or manufacture, or the current estimated market value. We regularly review our inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on estimated forecasts of product demand and production requirements for the subsequent twelve and twenty four months. We make every effort to ensure the accuracy of our forecasts of future product demand, however any significant unanticipated changes in demand or technological developments could have a significant impact on the value of inventories and reported operating results. Our allowance for excess and obsolete inventories at June 30, 2005, was $530,000.

Warranty accrual—Our products are generally covered by a standard one-year warranty from the date of sale.  Estimated warranty costs are accrued in the same period in which the related revenue is recognized, based on anticipated parts and labor costs, utilizing historical experience. Our warranty accrual at June 30, 2005, was $225,000.

Deferred tax assets—The realization of our deferred tax assets is dependent upon our ability to generate sufficient future taxable income which we believe is more likely than not. We anticipate future taxable income sufficient to realize the recorded deferred tax assets. Historically, we have generated operating income. Future taxable income is based on our forecasts of operating results, and there can be no assurance that such results will be achieved.  Our deferred tax assets at June 30, 2005 were $18,773,000.

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

Changes in Internal Control over Financial Reporting.   There was no change in our internal control over financial reporting that occurred during the second quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II:  OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Toppan and TDT Patent Litigation

On July 19, 2004, we filed a patent infringement suit against Toppan Printing Co. Ltd. (Toppan), and Trans Digital Technologies Corporation (TDT), a wholly owned subsidiary of Viisage Technology, Inc. (Viisage), in US Federal District Court, Eastern District of Virginia. Our lawsuit alleged that a reverse image printer manufactured by Toppan and distributed by TDT, infringes four US patents that we own. Two of these patents relate to lamination, the third patent relates to flipping the card, and the fourth patent describes technology related to our reverse image printer.

On May 17, 2005, we entered into a settlement agreement, release and covenant not to sue with Toppan, Viisage and TDT, with respect to our patent infringement suit.   Under the terms of the Agreement, Toppan paid us $400,000 in the second quarter of 2005 and we dismissed with prejudice the pending action against Toppan and TDT.  The parties also agreed not to sue each other in the future with respect to certain products and patents and to release each other from any and all claims arising from the action brought by us as well as claims related to certain related products and patents.

Contemporaneously with execution of the settlement agreement, we entered into a distribution agreement with Toppan under which we will be one of two worldwide distributors (outside of Japan) of the Toppan CP400 card printer.  We also entered into a distribution agreement with Viisage that allows Viisage to distribute the full line of Fargo printers and to distribute the Toppan CP400 printer worldwide outside of Japan. As part of this agreement, we made Viisage the exclusive distributor of the Toppan CP400 printer to the U.S. federal government and U.S. state drivers license markets. Viisage has also committed to purchase products from us over the next two years, and pay us a commission on future sales of the Toppan CP400 printer and consumables for the Department of Defense Common Access Card program.

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

Chinese Patent Litigation

On October 27, 2003, we instituted an administrative action in the Shenzhen Intellectual Property Office, which is a branch of the Chinese Intellectual Property Office, claiming that Shenzhen Kanon Industrial Development Company Ltd. is infringing upon one or more of our patents related to our printer ribbon products. We are seeking a permanent injunction, a request for payment of all costs incurred by us in the case, a public apology and compensation for damages resulting from our lost sales. On November 17, 2004, the Shenzhen Municipal Intellectual Property Office issued an opinion that Shenzhen Kanon Industrial Development Company is infringing upon our patents and has ordered Shenzhen Kanon to cease such infringement. If Shenzhen Kanon does not cease its activities, criminal charges may be filed against Shenzhen Kanon.  As late as May 2005, Shenzhen Kanon reiterated its offers to sell products that infringe upon the ribbon patents.  We are evaluating our options but anticipate this lawsuit continuing.

Other Litigation

In addition, we are party to various other litigation matters arising from time to time in the ordinary course of business. We do not believe that any such legal matters exist that would have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on May 3, 2005.  The following individuals were elected at the Annual Meeting to serve as directors of Fargo for terms of three years expiring at our 2008 Annual Meeting of Stockholders or until their successors are elected and qualified.  Shares voted in favor of these directors and shares withheld were as follows (there were no broker non-votes):

Name	Shares Voted FOR	Shares Withheld

William H. Gibbs	11,505,810	417,878

Edward J. Smith	11,843,330	80,358

ITEM 6 - EXHIBITS

Item No.	Description	Method of Filing

10.1

Settlement Agreement, Release and Covenant Not to Sue, dated May 17, 2005, by and between Fargo Electronics, Inc., Toppan Printing Co., Ltd., Viisage Technology, Inc. and Trans Digital Technologies Corporation.

Incorporated by reference to Exhibit 10.1 of Fargo’s Form 8-K filed on May 23, 2005 (File No. 000-29029).

10.2	Description of 2005 Success Sharing Bonus Plan	Incorporated by reference to Exhibit 10.1 of Fargo’s Form 8-K filed on May 5, 2005 (File No. 000-29029).

10.3	2005 Compensation Arrangements for Named Executive Officers	Incorporated by reference to Exhibit 10.2 of Fargo’s Form 8-K filed on May 5, 2005 (File No. 000-29029).

31.1	Certification of Gary R. Holland Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Filed electronically herewith.

31.2	Certification of Paul W.B. Stephenson Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Filed electronically herewith.

32.1	Certification of Gary R. Holland Pursuant to 18 U.S.C Section 1350.	Furnished electronically herewith.

32.2	Certification of Paul W.B. Stephenson Pursuant to 18 U.S.C Section 1350.	Furnished electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARGO ELECTRONICS, INC.

August 9, 2005	/s/ GARY R. HOLLAND
Gary R. Holland
Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

/s/ PAUL W.B. STEPHENSON
Paul W.B. Stephenson
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)