Form 10-Q
period 2005-09-30
FARGO ELECTRONICS INC
filed 2005-11-09
CIK 1098834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

As of November 4, 2005, 12,772,762 shares of our Common Stock were outstanding.

PART 1:                FINANCIAL INFORMATION

ITEM 1                   FINANCIAL STATEMENTS

FARGO ELECTRONICS, INC.

CONDENSED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	September 30,	December 31,
ASSETS	2005	2004

Current assets:
Cash and cash equivalents	$34,231	$23,435
Accounts receivable, net	11,414	9,702
Inventories, net	6,535	6,219
Prepaid expenses	544	271
Deferred income taxes	3,259	3,259

Total current assets	55,983	42,886

Equipment and leasehold improvements, net	3,238	2,026

Deferred income taxes	14,792	16,966
Other	21	27

Total assets	$74,034	$61,905

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$8,479	$6,018
Accrued liabilities	3,615	2,806

Total current liabilities	12,094	8,824

Commitments and contingencies	—	—

Stockholders' equity:
Common stock, $.01 par value; 50,000 shares authorized, 12,772 and 12,603 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	128	126
Additional paid-in capital	151,574	150,303
Accumulated deficit	(89,762)	(97,348)

Total stockholders' equity	61,940	53,081

Total liabilities and stockholders' equity	$74,034	$61,905

The accompanying notes are an integral part of the unaudited condensed financial statements.

FARGO ELECTRONICS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net sales	$22,456	$19,626	$59,999	$52,725

Cost of sales	12,719	11,558	33,999	31,324

Gross profit	9,737	8,068	26,000	21,401

Operating expenses
Research and development	1,428	1,337	4,225	3,841
Selling, general and administrative	3,984	3,572	11,452	9,705

Total operating expenses	5,412	4,909	15,677	13,546

Operating income	4,325	3,159	10,323	7,855

Other income
Interest, net	246	52	556	106
Other, net	—	—	393	—
Total other income	246	52	949	106

Income before provision for income taxes	4,571	3,211	11,272	7,961

Provision for income taxes	1,500	906	3,686	2,482

Net income	$3,071	$2,305	$7,586	$5,479

Net income per common share
Basic earnings per share	$0.24	$0.18	$0.60	$0.44
Diluted earnings per share	$0.23	$0.18	$0.58	$0.43

Weighted average common shares outstanding
Basic	12,756	12,519	12,683	12,494
Diluted	13,145	12,780	13,127	12,817

The accompanying notes are an integral part of the unaudited condensed financial statements.

FARGO ELECTRONICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2005	2004

Cash flows from operating activities:
Net income	$7,586	$5,479
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	820	781
Provision for excess and obsolete inventory	303	103
Loss on disposal of equipment	8	—
Deferred income taxes	2,174	2,385
Tax benefit recognized for stock options	—	16
Changes in operating assets and liabilities
Accounts receivable	(1,712)	(3,829)
Inventories	(619)	(878)
Prepaid expenses and other assets	(273)	(27)
Accounts payable	2,145	2,785
Accrued liabilities	809	(191)

Net cash provided by operating activities	11,241	6,624

Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(1,718)	(681)

Net cash used in investing activities	(1,718)	(681)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,273	464

Net cash provided by financing activities	1,273	464

Net increase in cash and cash equivalents	10,796	6,407

Cash and cash equivalents, beginning of period	23,435	13,445

Cash and cash equivalents, end of period	$34,231	$19,852

Significant noncash activities:
Purchases of equipment included in accounts payable	$316	$105

The accompanying notes are an integral part of the unaudited condensed financial statements.

FARGO ELECTRONICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The interim condensed financial statements presented herein as of September 30, 2005, and for the three and nine months ended September 30, 2005 and 2004, are unaudited; however, in our opinion, the interim condensed financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented.

The results of operations for the three and nine months ended September 30, 2005, and the cash flows for the nine months ended September 30, 2005, do not necessarily indicate the results to be expected for the full year.  The December 31, 2004, balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited interim condensed financial statements should be read in conjunction with our financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

Had compensation cost for the plan been determined based on the fair value of options at the date of grant, the Company’s net income available to common stockholders and basic and diluted net income per share would have been reduced to the following pro forma amounts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income available to common stockholders (in thousands):
As reported	$3,071	$2,305	$7,586	$5,479
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(176)	(154)	(487)	(452)
Pro forma	$2,895	$2,151	$7,099	$5,027

Basic earnings per common share:
As reported	$0.24	$0.18	$0.60	$0.44
Pro forma	$0.23	$0.17	$0.56	$0.40
Diluted earnings per common share:
As reported	$0.23	$0.18	$0.58	$0.43
Pro forma	$0.22	$0.17	$0.54	$0.39

NOTE 3 – EARNINGS PER SHARE

Basic earnings per share is calculated using the weighted average number of shares outstanding during the period.  Diluted earnings per share is computed on the basis of the weighted average basic shares outstanding plus the dilutive effect of outstanding stock options using the “treasury stock” method.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
BASIC EARNINGS PER SHARE:
Net income available to common stockholders	$3,071	$2,305	$7,586	$5,479
Weighted average common shares outstanding	12,756	12,519	12,683	12,494
Per share amount	$0.24	$0.18	$0.60	$0.44

DILUTED EARNINGS PER SHARE:
Net income available to common stockholders	$3,071	$2,305	$7,586	$5,479
Weighted average common shares outstanding	12,756	12,519	12,683	12,494
Add: Dilutive effect of stock options	389	261	444	323

Weighted average dilutive shares outstanding	13,145	12,780	13,127	12,817
Per share amount	$0.23	$0.18	$0.58	$0.43

There were no options to purchase shares of common stock outstanding with exercise prices greater than the average market price of common shares for the three months and nine months ended September 30, 2005.  Options to purchase 309,600 shares of common stock were outstanding but not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2004, because the exercise prices were greater than the average market price of the common shares for the respective periods.

NOTE 4 – INVENTORIES

	September 30,	December 31,
	2005	2004
	Unaudited

Raw materials and purchased parts	$4,032	$4,597
Finished goods	3,144	2,036
	7,176	6,633
Less: Allowance for excess and obsolete inventories	(641)	(414)

Total inventories	$6,535	$6,219

NOTE 5 – WARRANTIES

The Company’s products are generally covered by a standard one-year warranty. Estimated warranty costs are accrued in the same period in which the related revenue is recognized, based on anticipated parts and labor costs, utilizing historical experience.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
	(Unaudited)
Accrued warranties (in thousands):
Beginning of period	$225	$450	$392	$525
Settlements made	(71)	(91)	(258)	(293)
Accruals related to pre-existing warranties (includes changes in estimates)	—	(95)	(115)	(95)
Accruals for warranties issued	81	91	216	218
End of period	$235	$355	$235	$355

NOTE 6 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4” (“SFAS 151”), which is effective for fiscal years beginning after June 15, 2005. SFAS 151 amends the guidance in ARB No. 43 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). Among other provisions, SFAS 151 requires that items such as idle facility expense, excessive spoilage, double freight and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. We believe the adoption of SFAS 151 will not have any material effect on our financial statements.

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

In December 2004, the FASB issued FASB Staff Position (FSP) 109-1, Application of FASB No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. FSP No. 109-1 clarifies Statement of Financial Accounting Standards No. 109’s guidance that applies to the new tax deduction for qualified domestic production activities. FSP No. 109-1 became effective upon issuance and we believe that this pronouncement will not have a significant impact on our effective tax rate in 2005.

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

In the United States, our distribution program categorizes our distribution channel into four program tracks. Fargo Solution Providers provide retail customers with sales, service and integration expertise on Fargo’s full line of Professional and Persona Series products and systems. Fargo Value Added Distributors provide in-depth integration expertise and support for Fargo Solution Providers and end user customers on Fargo’s full line of products and systems. Fargo Distributors provide product distribution services to Fargo Solution Providers.  Fargo Manufacturing Resellers provide a core business strategy of developing and manufacturing products where the sale of identification card printers is a secondary portion of its sales.  Internationally, our distribution program categorizes our distribution into three program tracks.  Import Suppliers act as a master distributor in a country.  International Dealers sell to retail customers.  International Distributors provide product distribution.  We continue to implement our two-product line strategy with restricted distribution on our Professional Series products and broad distribution of our Persona Series.   From time to time, we adjust selected parts of our distribution system to address changing requirements.  In the second half of 2005, we are making some changes, primarily in the areas of harmonizing discounts world-wide, eliminating some exclusivity options for certain of our distribution and increasing the requirements necessary to purchase directly from us.

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

Results of Operations

The following table sets forth, for the periods indicated, certain unaudited selected financial data expressed as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	56.6	58.9	56.7	59.4

Gross profit	43.4	41.1	43.3	40.6

Operating expenses:
Research and development	6.4	6.8	7.0	7.3
Selling, general and administrative	17.7	18.2	19.1	18.4

Total operating expenses	24.1	25.0	26.1	25.7

Operating income	19.3	16.1	17.2	14.9

Other income	1.1	0.2	1.6	0.2

Income before provision for income taxes	20.4	16.3	18.8	15.1

Provision for income taxes	6.7	4.6	6.2	4.7

Net income	13.7%	11.7%	12.6%	10.4%

Sales to customers by geographic region, for the periods indicated, were as follows (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
Geographic Region	2005	2004	2005	2004
	(Unaudited)

Europe	$3,039	$2,354	$8,012	$6,844
Middle East and Africa	1,870	1,758	5,469	4,500
Asia and Australia	1,719	2,462	6,181	5,901
North and South America (other than the U.S.)	2,611	1,919	6,557	5,857
Total international sales	9,239	8,493	26,219	23,102
U.S.	13,217	11,133	33,780	29,623
Total sales	$22,456	$19,626	$59,999	$52,725

Comparison of Three Months Ended September 30, 2005 and 2004

Net sales.  Net sales increased 14.4% to $22.5 million for the three-month period ended September 30, 2005, from $19.6 million in the same period of 2004.  Sales of printers/encoders increased 20.5% to $9.0 million from $7.4 million in the third quarter of 2004.  The increase in sales of printers/encoders was due to an increase in unit volume, primarily as a result of increased project activity, partially offset by a decrease in average selling price.  The decrease in average selling price was primarily due to changes in unit mix and increased sales of new products introduced in the second half of 2004.  Sales of secure materials increased 10.7% to $13.5 million from $12.2 million in the third quarter of 2004.  Sales of secure materials increased due to volume increases and changes in unit mix, partially offset by decreased large product revenue and sales of boxed software.

International sales increased 8.8% to $9.2 million in the third quarter of 2005 from $8.5 million in the same period of 2004 and accounted for 41.1% of net sales for the three months ended September 30, 2005, compared to 43.3% of net sales in the same period of 2004.  International sales increased $0.7 million in the third quarter of 2005 compared to the same period of 2004, primarily due to growth of $1.4 million in the Europe and North and South America region (other than the U.S.), offset by decreased sales of $0.7 million to the Asia and Australia region.  We believe the growth in international sales is a result of our new product introductions that meet a broader array of user needs and our increased sales and marketing initiatives.   Sales decreased in the Asia and Australia region primarily due to timing of sales of secure materials for an on-going project in Australia.  As a percentage of net sales, international sales decreased 2.2%.  This decrease is mainly due to an increase in our domestic sales which benefited from large project sales.  The increase in domestic large project sales resulted in a lower proportion of international business during the third quarter of 2005 compared to the same period of 2004.

Gross profit.  Gross profit increased 20.7% to $9.7 million for the three months ended September 30, 2005 from $8.1 million in the same period of 2004.  Gross profit as a percentage of net sales increased to 43.4% for the three months ended September 30, 2005, from 41.1% in the same period of 2004.  The gross profit percentage benefited from increased volume, product mix and cost improvements.

Research and development.  Research and development expenses increased 6.8% to $1.4 million for the three months ended September 30, 2005, from $1.3 million of expenses in the same period of 2004.  Research and development expenses as a percentage of net sales were 6.4% for the third quarter of 2005, compared to 6.8% for the same period of 2004.  The increase in research and development expenses is mainly due to increased compensation expense due to growth.

Selling, general and administrative.  Selling, general and administrative expenses increased 11.5% to $4.0 million for the three months ended September 30, 2005, from $3.6 million in the same period of 2004.  As a percentage of net sales, selling, general and administrative expenses were 17.7% in the third quarter of 2005, compared to 18.2% for the same period of 2004.  The increase in selling, general and administrative expenses is primarily due to additional compensation expense of approximately $255,000 due to growth.

Operating income.  Operating income increased 36.9% to $4.3 million for the quarter ended September 30, 2005, from $3.2 million during the same period of 2004.  As a percentage of net sales, operating income was 19.3% in the third quarter of 2005 compared to 16.1% in the same period of 2004.  The increase resulted mainly from the increased gross profit, partially offset by increased operating expenses as described above.

Other income.  Other income increased to $246,000 for the quarter ended September 30, 2005 from $52,000 during the same period of 2004.  The increase was primarily due to increased interest income mainly as a result of a larger cash balance.

Income tax expense.  Income tax expense was $1.5 million for the three months ended September 30, 2005, which results in an effective tax rate of 32.8%, compared to income tax expense of $0.9 million and an effective tax rate of 28.2% for the same period of 2004.  The change in the effective tax rate is mainly due to the timing of the recognition of research and experimentation credits.  During the third quarter of 2005, the company recognized approximately $80,000 of additional tax credits relating to a prior year, which were settled during the quarter.  During the third quarter of 2004, the company recognized approximately $200,000 of additional tax credits relating to a prior year, which were settled in that quarter. Excluding these tax credits, the effective tax rate would have been 34.5% for the third quarter of 2005 and 34.4% for the third quarter of 2004.

Comparison of Nine Months Ended September 30, 2005 and 2004

Net sales.  Net sales increased 13.8% to $60.0 million for the nine-month period ended September 30, 2005, from $52.7 million in the same period of 2004.  Sales of printers/encoders increased 17.6% to $23.3 million from $19.8 million in the same period of 2004.  The increase in sales of printers/encoders was due to an increase in unit volume, partially offset by a decrease in average selling price.  The decrease in average selling price was primarily due to changes in unit mix.  Sales of secure materials increased 11.5% to $36.7 million from $32.9 million in the nine months ended September 30, 2004.  Sales of secure materials increased approximately $3.8 million due to unit volume, changes in unit mix and increases in average selling prices as a result of price increases effective in the first quarter of 2005, partially offset by decreased sales of boxed software.

International sales increased 13.5% to $26.2 million in the nine months ended September 30, 2005 from $23.1 million in the same period of 2004 and accounted for 43.7% of net sales for the nine months ended September 30, 2005, compared to 43.8% of net sales in the same period of 2004.  Growth in all geographic regions contributed to a $3.1 million increase in international sales for the nine months ended September 30, 2005 compared to the same period of 2004.  We believe the growth in international sales is a result of our new product introductions that meet a broader array of user needs and our increased sales and marketing initiatives.

Gross profit.  Gross profit increased 21.5% to $26.0 million for the nine months ended September 30, 2005 from $21.4 million in the same period of 2004.  Gross profit as a percentage of net sales increased to 43.3% for the nine months ended September 30, 2005, from 40.6% in the same period of 2004.  The gross profit percentage benefited from increased volume, product mix and cost improvements.  Gross profit for the nine months ended September 30, 2004 benefited from a $360,000 reduction of cost of sales related to the settlement of prior years’ duty drawback claims.

Research and development.  Research and development expenses increased 10.0% to $4.2 million for the nine months ended September 30, 2005, from $3.8 million of expenses in the same period of 2004.  Research and development expenses as a percentage of net sales were 7.0% for the nine months ended September 30, 2005, compared to 7.3% for the same period of 2004.  The increase in research and development expenses is mainly due to increased compensation expense due to growth.

Selling, general and administrative.  Selling, general and administrative expenses increased 18.0% to $11.5 million for the nine months ended September 30, 2005, from $9.7 million in the same period of 2004.  As a percentage of net sales, selling, general and administrative expenses were 19.1% in the nine months ended September 30, 2005, compared to 18.4% for the same period of 2004.  The increase in selling, general and administrative expenses is primarily due to increased advertising and promotional expenses of approximately $190,000, increased professional fees of approximately $350,000 primarily related to patent litigation expenses, and additional compensation expense due to growth.

Operating income.  Operating income increased 31.4% to $10.3 million for the nine months ended September 30, 2005, from $7.9 million during the same period of 2004.  As a percentage of net sales, operating income was 17.2% in the nine months ended September 30, 2005 compared to 14.9% in the same period of 2004.  The increase resulted mainly from the increased gross profit, partially offset by increased operating expenses as described above.

Other income.  Other income increased to $949,000 for the nine months ended September 30, 2005 from $106,000 during the same period of 2004.  Other income during the nine months ended September 30, 2005 included $400,000 as a result of a patent litigation settlement received in the second quarter of 2005.  The remaining increase was due to increased interest income mainly as a result of a larger cash balance.

Income tax expense.  Income tax expense was $3.7 million for the nine months ended September 30, 2005, which results in an effective tax rate of 32.7%, compared to income tax expense of $2.5 million and an effective tax rate of 31.3% for the same period of 2004.  The change in the effective tax rate is mainly due to the timing of the recognition of research and experimentation credits.

Liquidity and Capital Resources

We have historically financed our operations, debt service and capital requirements through cash flows generated from operations.  Working capital was $43.9 million and $34.1 million, respectively, at September 30, 2005 and December 31, 2004.  At September 30, 2005 and throughout 2005 and 2004, we had no bank debt outstanding.

We believe, based on our current cash levels as well as the operating cash flows expected in 2005 and the funds available to us under our $5.0 million revolving credit facility, that we will have sufficient funds to finance our current operations and planned capital expenditures for at least the next 12 months.

We had cash and cash equivalents of $34.2 million at September 30, 2005, an increase of $10.8 million from $23.4 million at December 31, 2004.  This increase was primarily due to positive net cash flows provided by our operating activities.

Cash generated from operating activities for the nine-month period ended September 30, 2005 totaled $11.2 million due to net income of $7.6 million, non-cash charges of $3.3 million and changes in operating assets and liabilities of approximately $0.3 million. The non-cash charges are primarily for deferred income taxes and depreciation and amortization.  Cash provided by operating activities increased due an increase in accounts payable of $2.1 million and an increase in accrued liabilities of $0.8 million, but was negatively impacted by an increase in accounts receivable of $1.7 million and an increase in inventory of $0.6 million.  The increase in accounts receivable is mainly due to increased revenue and the timing of sales.  The increase in account payable is also due to increased revenue activity in the third quarter of 2005 compared to the fourth quarter of 2004.  Cash used by investing activities was $1.7 million primarily for the purchase of equipment and leasehold improvements.  The increase in cash used by investing activities over 2004 is primarily due to expenditures related to the purchase of a new enterprise resource planning computer system, which the company is currently in the process of implementing.  Cash provided by financing activities was $1.3 million due to proceeds received from the exercise of stock options.

Cash provided by operating activities was $6.6 million for the nine-month period ended September 30, 2004 due to net income of $5.5 million and non-cash charges of $3.3 million, partially offset by changes in operating assets and liabilities of approximately ($2.2) million.  The non-cash charges are primarily for deferred income taxes and depreciation and amortization.  Cash provided by operating activities was negatively impacted by an increase in accounts receivable of $3.8 million and an increase in inventory of $878,000, but partially offset by an increase in accounts payable of $2.8 million.  The increase in accounts receivable is mainly due to the timing and increase of sales.  The increase in inventory is due to the introduction of new products.  The increase in accounts payable is primarily related to the timing of our payments to vendors and increased purchases as a result of increased revenue activity in the third quarter of 2004.  Cash used by investing activities was $681,000 solely for purchases of equipment and leasehold improvements.  Cash provided by financing activities was $464,000 due to proceeds received from the exercise of stock options.

Under our revolving credit facility, there was no outstanding balance at September 30, 2005 or at any point during 2005 and 2004. The credit facility expires March 31, 2006.  At that time, the credit facility will renew, provided each party executes an amendment documenting such renewal.  Borrowings under the revolving credit facility are limited to eligible accounts receivable and inventories, as defined by the agreement. Under the terms of the credit facility, we may borrow at the prime rate of interest or LIBOR plus a margin of 1.5%.

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

The following critical policies relate to the more significant judgments and estimates used in the preparation of the financial statements:

Revenue Recognition— Revenue is recognized when product has been shipped, risk of loss has passed to the purchaser and we have fulfilled all of our obligations. We provide for promotional discounts, estimated early payment discounts, estimated warranty costs and estimated returns in the period the related revenue is recognized. Certain of our customers have arrangements that include stock balancing return provisions. We provide an allowance for stock balancing based on estimated expected returns.  Sales to these customers represented 14.0%, 17.3% and 11.7% of net sales for the years ended December 31, 2004, 2003 and 2002, respectively. Under the terms of the stock balancing agreements, we estimate that the maximum amount of returns is approximately $351,000 at September 30, 2005, of which we have recorded an allowance of $302,000 for stock balancing estimated returns. This reserve is included in our allowance for doubtful accounts and sales returns.

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

Allowance for doubtful accounts and sales returns—We determine the estimate of the allowance for doubtful accounts and sales returns considering a number of factors, including: (1) historical experience, (2) aging of the accounts receivable, (3) analysis of stock balancing agreements and (4) specific information obtained by us on the financial condition and the current creditworthiness of our customers. If the financing conditions of our customers were to deteriorate and reduce the ability of our customers to make payments on their accounts, we may be required to increase our allowance by recording additional bad debt expense. Likewise, should the financial condition of our customers improve and result in payments or settlements of previously reserved amounts, we may be required to record a reduction in bad debt expense to reverse the recorded allowance. Our allowance for doubtful accounts and sales returns was $680,000 at September 30, 2005.

Allowance for excess and obsolete inventories—We value our inventories at the lower of the actual cost to purchase or manufacture, or the current estimated market value. We regularly review our inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on estimated forecasts of product demand and production requirements for the subsequent twelve and twenty four months. We make every effort to ensure the accuracy of our forecasts of future product demand, however any significant unanticipated changes in demand or technological developments could have a significant impact on the value of inventories and reported operating results. Our allowance for excess and obsolete inventories at September 30, 2005, was $641,000.

Warranty accrual—Our products are generally covered by a standard one-year warranty from the date of sale.  Estimated warranty costs are accrued in the same period in which the related revenue is recognized, based on anticipated parts and labor costs, utilizing historical experience. Our warranty accrual at September 30, 2005, was $235,000.

Deferred tax assets—The realization of our deferred tax assets is dependent upon our ability to generate sufficient future taxable income which we believe is more likely than not. We anticipate future taxable income sufficient to realize the recorded deferred tax assets. Historically, we have generated operating income. Future taxable income is based on our forecasts of operating results, and there can be no assurance that such results will be achieved.  Our deferred tax assets at September 30, 2005 were $18,051,000.

Recently Issued Accounting Standards

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4” (“SFAS 151”), which is effective for fiscal years beginning after June 15, 2005. SFAS 151 amends the guidance in ARB No. 43 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). Among other provisions, SFAS 151 requires that items such as idle facility expense, excessive spoilage, double freight and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. We believe the adoption of SFAS 151 will not have any material effect on our financial statements.

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

Changes in Internal Control over Financial Reporting.   There was no change in our internal control over financial reporting that occurred during the third quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II:  OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Iris Ltd. Litigation

We filed a patent infringement complaint against Iris Ltd., Inc. on February 24, 2004 in Federal District Court in the State of Minnesota and served this complaint on Iris Ltd., Inc. on March 26, 2004. Our complaint alleges infringement of one or more of our patents relating to our printer ribbon product. We are seeking injunctive relief, damages and legal fees. In open court on September 8, 2004, Iris agreed to cease selling its infringing ribbons. In early 2005, Iris announced another ribbon core and has begun soliciting orders for this ribbon.  We amended our complaint to include the second ribbon offered by Iris and anticipate on-going litigation.

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

FARGO ELECTRONICS, INC.

November 9, 2005	/s/ GARY R. HOLLAND
Gary R. Holland
Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

/s/ PAUL W.B. STEPHENSON
Paul W.B. Stephenson
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)