Form 10-K
period 2005-12-31
FARGO ELECTRONICS INC
filed 2006-03-15
CIK 1098834

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Common Stock, $.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer  ☐ Accelerated filer  ☒  Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.    Yes  ☐   No  ☒

As of February 23, 2006, 12,788,781 shares of the Registrant’s common stock were outstanding. The aggregate market value of the Registrant’s outstanding common stock as of June 30, 2005, the last business day of Registrant’s most recently completed second fiscal quarter (based upon the last sale price of a share of common stock on that date as reported by the Nasdaq National Market), excluding outstanding shares beneficially owned by directors and executive officers, was $249,325,570.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the registrant’s Proxy Statement for its 2006 Annual Meeting to be held on May 2, 2006.

PART I

Item 1.         BUSINESS

(a)  General Development of the Business

We are a global leader in the development of secure technologies for identity card issuance systems, including secure card printer/encoders, materials and software. Our card issuance systems help reduce vulnerabilities and potential for loss of time, money and lives by focusing on improving the security of identity credentials.

We manufacture three card printing technologies to meet the unique card and security needs of our users. These are:

1.      HDP (High Definition Printing), reverse image technology for high-level security and large applications especially when a card with electronics, either Radio Frequency Identification (RFID) proximity or integrated circuit chips, is used;

2.      DTC (Direct-to-Card), dye-sublimation technology for low to mid-level security and large applications which is the most commonly used technology in identification card printing; and

3.      Inkjet printing, which is a familiar inkjet technology for low-level security and entry-level applications.

We market and sell our products exclusively through a distribution channel of system integrators and independent distributors in more than 80 countries worldwide. As of December 31, 2005, we estimate we have manufactured and sold more than 120,000 systems.

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

We own or have rights to certain trademarks that we use in connection with the sale of our products, including, but not limited to, the following: Fargo®, Persona®, HDP®, UltraCard®, DTC®, Build-a-Badge®, SmartGuard®, SmartShield®, CardJet®, Fargo Certified Supplies®, Fargo Certified Software®, SecureMark®, C11®, Pro-L™, Pro-LX™, ™, CardJet Printing Technology™, Holomark™, Verimark™, PolyGuard™, RibbonTraq™, Visual Security Solutions™, C16™, Print Security Manager™, Print Security Suite™, C30™ and High Definition Printing™.

We are a Delaware corporation. Our principal executive offices are located at 6533 Flying Cloud Drive, Eden Prairie, Minnesota 55344, and our telephone number is (952) 941-9470. Our web site address is www.fargo.com. Copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports are available free of charge on our web site as soon as reasonably practicable after such material is filed with, or furnished to, the Securities and Exchange Commission. Such forms are also available at the Securities and Exchange Commission’s web site at www.sec.gov.

(b)  Financial Information About Segments

Our business is organized in one business unit and is managed and internally reported as a single segment. Financial information regarding our business segment is contained in our financial statements beginning on Page F-1 of this report.

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

In 2005, we added new printers to our DTC and entry-level Persona product lines and continued our development of software products and tools designed to improve card issuance security.

Ongoing Industry Trends

We believe certain social, technological and commercial factors are increasing the demand for personalized identification and access cards. Concern for personal safety and property protection has heightened since the terrorist attacks of September 11, 2001, ongoing terrorist activities worldwide, as well as other well-publicized security breaches and violence at government facilities, businesses, hospitals and schools. Actions in response to these concerns by governments, such as the creation of the Department of Homeland Security in the United States and national ID programs overseas, continue to grow. Personalized identification cards are increasingly being used as a means of visual and electronic identification and access control. Concern over the fraudulent production of these important credentials is increasing. In addition, new applications for personalized cards are being driven by technologies such as magnetic stripes, proximity sensors, biometric technologies, optical data storage cards and smart cards. These applications include more secure forms of identification and authentication of an individual, electronic purse programs that allow financial transactions via the card, single sign-on to computers and networks that increase security by eliminating multiple passwords, encrypted e-mail and increased government usage of sophisticated identification cards with higher levels of protection against forgery.

We believe that three long term global trends are currently driving our business. These trends are:

•      The increased desire for security which is driven by terrorist threats and concerns about crime.

•      The growth in the adoption of electronic smart card technology as advances in the capabilities, cost and ease of use of the technology make it easier for organizations to use this technology in their identity credential programs. We are seeing biometric technology for higher security being incorporated into these smart cards.

•      The convergence between the desire for physical security and information security. Historically in our industry, physical security has been paramount and companies providing physical security have not been involved in information security. Although this trend is relatively recent, we believe the desire for information security coupled with physical access is accelerating as organizations seek to detect and prevent unauthorized access to their information.

We believe that the market for identification card printers has become fragmented, with tiers developing in the entry-level, integration and project markets. Much of the market, which we define as entry-level has moved toward lower-priced printers, as new entrants and more stable printer platforms have been introduced and end users have become comfortable with installing simple card printing systems without any help. In this tier, where the end user does not need advanced security features but merely wants to print a card, price is generally the most important determinant. The integration market, where card security is more important and often multiple applications are being placed onto one card, has also become more price sensitive but end users still need the expertise of an integrator to put together the system that meets all of their needs. Growing integration applications include time and attendance, access control, and increased visual security where the end user still needs assistance from a knowledgeable integration resource. The project market, usually governments or large corporations, often requires unique features, significant integration, higher security and more durable cards. Many times these end users work with prime contractors and large system integrators, with the printers being a small part of the overall project scope.

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

Decentralized issue systems, which are typically desktop systems, are used to print personalized cards on demand for issue to the cardholder within moments after processing. We believe that decentralized issue systems reduce the time, costs and likelihood of theft or loss associated with distribution of cards from centralized systems and that decentralized issuance generally reduces printing down time, with backup or multiple printers available to continue processing cards if one system requires maintenance. In the 1990’s, decentralized issue systems were typically sold into small and medium scale applications such as corporations for access control or employee badging, and universities for student identification. These systems have now also been adopted by some governmental agencies for driver’s licenses, national identification programs and military personnel identification which were once the province of central issuance printers.

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

Central issuance machines primarily use direct-to-card printing, but also may incorporate technologies such as laser engraving and inks that require ultra-violet curing. Another process that has recently been applied to ID cards is resin transfer, which is a process similar to our High Definition Printing except that the colors are created by colored resin rather than by dyes.

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

Inkjet printing systems, because they are simple to use, quiet and very reliable, have become the standard printing technology for desktop computing worldwide. We believe this non-impact printing technology has not previously been used in the card market, because the inks are water-based and traditionally do not readily adhere to plastic cards. We now offer a pair of inkjet receptive cards that produce glossy and matte finishes that work with our CardJet printer. Non-impact printing is also beneficial for use on proximity cards that are designed with embedded electronics. Together with AccessID, a leading provider of custom secure card solutions for the electronic identification market, we are now marketing a standard 26-bit proximity card with HID electronics inside. We believe this card may open up new market opportunities with access control dealers searching for reliable, easy-to-use solutions for print personalizing proximity cards.

Data Encoding

In addition to printed photographs, text and bar codes, card printing systems can encode personalized data on magnetic stripes, smart cards, proximity cards and optical data storage cards.

Magnetic stripe technology is the oldest and most widely used technology for encoding identification and storing data on cards. When the cards are swiped through a reader, the data is interpreted and the cards can be used for identification, access control, time and attendance, loyalty programs, records management and more.

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

Optical Data Storage Cards have a laser read-write surface that is created similarly to compact discs. This technology is being used for high data storage and government applications such as in the Italian and Saudi Arabian national identification programs.

Our Products

Fargo Secure Card Identity Systems

We currently manufacture four different product platforms, packaged into two selling lines, with a variety of options in each product line. We sell our products to distributors and integrators, who offer them to end users as part of a system they integrate with other companies’ components. All of our systems are designed to be interoperable with the hardware, software and other equipment most often used by our integrators. Our newest printers now incorporate security features that we have developed internally and are being sold as SecureMark software products.

Our Fargo Professional Series offers premium features and advanced technologies. Fargo Professional Series systems are sold through a limited number of integrators, value added distributors and distributors who have agreed to meet certain criteria for carrying the Fargo Professional Series lines. Our Persona by Fargo Series, targeted to the entry-level end user, is distributed without such limitations.

The following chart sets forth our product lines, suggested retail price ranges and the markets we believe they address:

	Fargo Professional Series				Persona by Fargo
Models:	High Definition Printing: HDP 600 and HDP 800 Printers/Encoder/ Laminator	Lamination Printing: DTC500 and DTC550 Printer/Encoder/ Laminator	Direct-to-Card Printing: DTC400 Printer/Encoder	Inkjet Printing: CardJet 410 Printer	Direct-to-Card Printing: C30 Printer	Inkjet Printing: CardJet C7 Printer
Suggested Retail Price:	$6,995–$18,995	$3,095–$10,995	$2,895–$5,995	$1,495–$2,095	$2,295–$4,595	$1,195–$1,595
Applications
SmartCards/ Technology Cards	X
Visual Identification	X	X	X	X	X	X
Time and Attendance	X	X	X	X	X	X
Access Control	X	X	X	X	X	X
Loyalty	X	X
Vertical Markets
Corporate ID	X	X	X	X	X	X
National ID	X	X
Driver’s Licenses	X	X
Government/ Military	X	X
Transportation	X	X	X
Healthcare	X	X	X
Universities	X	X	X
Corrections		X	X
Sports & Leisure		X	X	X	X	X
K-12 Schools		X	X	X	X	X
Health Clubs			X	X	X	X
Retail & Loyalty					X	X
Casinos			X		X
Manufacturing Plants			X	X	X	X
Libraries			X	X	X	X
Events	X	X

Our HDP600 is a dual-sided, full-color printer/encoder that uses our patented High Definition Printing technology. It features a compact design that is 50% smaller and lighter than previous HDP models. It has been designed with simplified electronics for improved reliability and data communication. In addition, user conveniences such as drop-in, color-coded consumables make set up faster and easier. A card lamination module is available as a factory-built or field-installable option. The lamination module applies our PolyGuard overlaminate to one or both sides of the printed card for extended card life and added security and durability.

Our DTC500 series card identity systems use direct-to-card technology and offer a variety of printing options including single-sided printing, dual-sided printing, dual hoppers and a field-upgradeable lamination station. These systems are typically used in moderate-volume applications such as corporate identification, education and gaming.

Launched in September, 2005, our DTC550 card identity systems use direct-to-card technology and are the successor to the DTC500 series. The DTC550 features enhanced reliability, quieter operation, more images per ribbon roll and an optional Ethernet interface with built-in print server. In addition, user conveniences such as drop-in, color-coded consumables make set up faster and easier. Other options include single-side printing, dual-side printing, dual hoppers and a field-upgradeable lamination station. The DTC550 also offers Fargo’s new Print Security Software as an upgradeable feature.

Introduced and shipped in late 2004, our DTC400 series card identity systems use direct-to-card technology and are designed for ease of use and security in ID card issuance. Its convenience features include: a print ribbon cartridge that installs in one easy step; an integrated cleaning roller in every cartridge that eliminates the need for separate card cleaning; and an LCD panel that communicates prompts and commands. Encoding and dual-sided printing modules can be added to the DTC400 as security needs grow. The DTC400 also offers our new Print Security Software as an upgradeable feature.

Our Persona C30 is a single- or dual-sided, full-color printer using direct-to-card technology and is designed for entry-level end users requiring ease of use and reliability. Its convenience features include: a print ribbon cartridge that installs in one easy step; an integrated cleaning roller in every cartridge that eliminates the need for separate card cleaning; and bi-directional communication to the PC that communicates prompts and status messages. A magnetic stripe encoder can be added to the C30 as a customer’s needs change.

Our Fargo CardJet 410 and Persona CardJet C7 card identity systems use inkjet technology. We have marketed these products to address the needs of low-volume users and end users who currently use analog cut-and-paste products.

Fargo Secure Materials

A significant portion of our business is in the sale of secure printer materials including ribbons, holographic overlaminates and a portfolio of blank cards that include optional visual security features. Our materials business strategy supports the design and incorporation of proprietary elements and logical RFID security that are unique to our systems and add value to our customers’ badging solutions. We engineer these materials in close cooperation with the manufacturers of these materials. Our materials strategy is designed to support our overall mission of reducing security vulnerabilities and increasing profits.

Our Secure Materials include:

•  Ribbon and Inks.   The dye-based ribbons used by our printer/encoders are partitioned into consecutive color panels that generate rich, full-color images. During printing, a printhead containing hundreds of thermal elements heats the dyes on the ribbon, which vaporize and diffuse into the surface of the card. Inks for use in CardJet are dye-based and generate robust photo image quality. All of our ribbons and inks are protected through patents, and we are designing ribbons that feature RFID that ensure security within the printer and avoidance of customer error. These ribbons and inks have historically provided a recurring revenue stream for us.

•  Overlaminate and Films.   Overlaminates and films, especially custom holographic applications, are a growing portion of our business as end users seek enhanced durability and higher security for their identification cards. For use in our laminating printer/encoders and HDP printers respectively, overlaminates and films are available in clear and custom designs. In 2005, we introduced a new High Secure custom overlaminate and holographic HDP film for high security applications. In combination, visual security on overlaminates and films reinforce our mission of reducing security vulnerabilities and also provide a recurring revenue stream.

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

Fargo Secure Software

Throughout 2005 we have continued our development of software products and tools designed to improve card issuance security.  Our first product was Print Security Suite, which became available to our distribution channel in early 2005.  This product is a suite of security tools that improve card authentication and secure the card issuance process.  At the end of 2005, we added Ethernet network connectivity to our printer products.  Complementing that offering, we introduced Print Security Manager, a network based printer management tool designed to securely manage multiple networked printers from a central location.

Research and Product Development

Our research and development strategy is to identify and incorporate new technologies, developed by us and others, so that our products provide end users with the most secure card identity systems available. We have adopted a design and development approach that will allow us to integrate new technologies into our product offering quickly and efficiently. We believe that emerging technologies, such as technology cards and biometrics, will provide us with new opportunities to differentiate our systems from those of our competitors. We strive to involve our system integrators to help us determine the needs of end users, assess our systems and better predict market acceptance of new products.

We have assembled a highly trained staff of electrical, mechanical, chemical and software engineers, and we devote significant resources to developing new card identity solutions and materials that contain proprietary elements that are unique to our systems, while maintaining high standards of quality and reliability. We are currently conducting research and development in the areas of printer design, including potential advances in our mechanical, electronic and laminating technologies, supplies development encoding development, and more recently software applications development. As of December 31, 2005, we had 48 employees engaged in research and development.

We invest significant engineering resources in product development. Our research and development costs were approximately 7.1%, 7.2% and 7.3% of net sales in 2005, 2004 and 2003, respectively.

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

We currently hold 67 United States patents related to our card business. A number of these patents have also issued internationally. We have also filed applications for approximately 50 additional United States patents that are currently pending. Our existing patents expire during the period between January 2009 and September 2023. We consider our most important patents to be those covering our methods for driving our printheads, our lamination methods and our methods of identifying dye sublimation and thermal transfer ribbons. These methods most directly impact the quality and durability of our systems, areas in which we believe we have a competitive advantage. The patents in these areas expire between 2013 and 2024.

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

Manufacturing and Sources of Supply

We outsource assembly of most of the component parts used in our printing systems, such as circuit boards, wire harnessing and cabling to outside manufacturers, both domestically and internationally. These components are then shipped to our manufacturing facility in Eden Prairie, Minnesota for final assembly and testing. We may choose to assemble products in other locations than our Minnesota facility. We also purchase component parts, print heads, inkjet cartridges, inkjet printer assemblies and ribbons from a number of vendors located in the United States, China and Japan. The terms of supply contracts are negotiated separately with each vendor. In 2002 we entered into an agreement with Sony Chemical Corporation, a subsidiary of Sony Corporation, which supplements our long term relationship with Dai Nippon Printing, for color dye sublimation ribbons. Under this agreement, we have agreed to purchase from Sony, and Sony has agreed to sell to us on an exclusive, worldwide basis, Sony’s dye-sublimation printer ribbons for our products for a ten-year period. Our obligations under this agreement, which include a requirement to purchase $4 million of printer ribbons each year, are subject to Sony performing certain obligations under the agreement. We believe that our present vendors have sufficient capacity to meet our requirements. We also believe alternate production sources for most components are generally available without undue interruption with the exception of Kyocera Corporation, our supplier of print heads.

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

In the United States, our distribution program categorizes our distribution channel into four program tracks. Fargo Solution Providers provide retail customers with sales, service and integration expertise on Fargo’s full line of Professional and Persona Series products and systems. Fargo Value Added Distributors provide in-depth integration expertise and support for Fargo Solution Providers and end user customers on Fargo’s full line of products and systems. Fargo Distributors provide product distribution services to Fargo Solution Providers. Fargo Manufacturing Resellers provide a core business strategy of developing and manufacturing products where the sale of identification card printers is a secondary portion of its sales. We continue to implement our two-product line strategy with restricted distribution on our Professional Series products and broad distribution of our Persona Series

Internationally, our distribution program categorizes our distribution into three program tracks. Import Suppliers act as a master distributor in a country. International Dealers sell to retail customers. International Distributors provide product distribution. Although doing business in developing regions involves risks of political and economic instability, we are generally able to terminate our arrangements with our international distributors and integrators upon short notice in order to mitigate such risks. Additional information about our international sales is also included in Note 8 to our financial statements on page F-17.

From time to time, we adjust selected parts of our distribution system to address changing requirements. In the second half of 2005, we made some changes, primarily in the areas of harmonizing discounts world-wide, eliminating some exclusivity options for certain of our distribution and increasing the requirements necessary to purchase directly from us.

Our ten largest distributors and integrators accounted for a combined total of 48.9% of our sales in 2005, with one customer, Wynit Inc., accounting for 14.9% of such sales in 2005 and 10.6% in 2004. We support our distribution network and end users through our offices in Eden Prairie, Minnesota. As of December 31, 2005, we directly employed 57 individuals engaged in sales, marketing and technical support services.

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

•  The competition with aftermarket ribbon manufacturers;

•  Our success in developing new systems and the timing of new product introductions;

•  The adequacy of our manufacturing capacity and supply of components and materials;

•  The efficiency of manufacturing operations and the cost of manufacturing;

•  Our relationships with our suppliers; and

•  General market and economic conditions.

We believe we compete favorably with respect to each of these factors. We believe our Professional Series and Persona Series systems are competitively priced both to the distribution network and to the end users.

We believe the card printing industry includes approximately 30 to 35 companies that manufacture digital card printers. We also compete with manufacturers of central issuance systems such as DataCard and NBS as well as cut-and-paste card systems, such as Polaroid Corporation.

Government Regulation

Certain of our operations involve the use of substances regulated under various federal, state and international environmental laws. It is our policy to apply strict standards for environmental protection to sites inside and outside the United States, even if not subject to regulations imposed by local governments.

The European Parliament has enacted the Restriction on Use of Hazardous Substances Directive, or RoHS Directive, which restricts the sale of new electrical and electronic equipment containing certain hazardous substances. We are working to modify our manufacturing processes as required by the RoHS Directive. This may require additional capital expenditures. In addition, the costs associated with compliance may negatively impact our results of operations and competitive position. Based upon current information available to us, we believe that we will be able to comply with the RoHS Directive within the applicable time period. However, if we do not comply with this Directive, we may suffer a loss of revenue, be unable to sell in certain markets or countries and suffer competitive disadvantage.

The European Parliament has also recently finalized the Waste Electrical and Electronic Equipment Directive, or WEEE Directive, which makes producers of electrical and electronic equipment financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. We may incur financial responsibility for the collection, recycling, treatment or disposal of products covered under the WEEE Directive. Because the EU member states have not fully implemented the WEEE Directive, the nature and extent of the costs to comply and fees or penalties associated with non-compliance are unknown at this time. Costs to comply with the WEEE Directive and similar future legislation, if applicable, may also include legal and regulatory costs and insurance costs. We may also be required to take reserves for costs associated with compliance with these regulations.

Employees

As of February 15, 2006, we employed 226 persons, of whom 100 are engaged in manufacturing, 49 in research and development, 61 in sales, marketing and technical support, and the balance in management and administrative positions. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages and consider relations with our employees to be good.

All of our employees are required to sign a confidentiality and non-competition agreement prior to beginning employment with us.

(d)  Financial Information About Geographic Areas

Geographical sales information is contained in Note 8 to our financial statements on page F-17 of this report, and is incorporated in this item by reference.

Item 1A.      RISK FACTORS

The following factors are important and should be considered carefully in connection with any evaluation of our business, financial condition, results of operations, prospects and an investment in our common stock. Additionally, the following factors could cause our actual results to materially differ from those reflected in any forward-looking statements.

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

We have instigated litigation to protect our intellectual property rights in the United States, Korea and China. Moreover, we recently received an adverse partial summary judgment ruling in our litigation with Iris Ltd., Inc, which we plan to appeal. The results of any of this litigation could include the loss of patent rights in those countries, limitation of the protection afforded by our patents or other adverse results. In general, intellectual property litigation could result in substantial costs to us and the diversion of significant time and effort by our executive management, and may be necessary to enforce our patents and trademarks and to protect our trade secrets and proprietary technology. We cannot assure you that we will have the financial resources necessary to enforce or defend our intellectual property rights. We also cannot assure you that we would prevail in any such litigation or that, if we are unsuccessful, we would be able to obtain any necessary licenses on reasonable terms or at all. The laws of some of the countries in which our systems are or may be sold may not protect our systems and intellectual property to the same extent as the United States or at all.

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

We cannot assure you that we will be able to compete successfully against our current or future competitors. The security printing system market has increased visibility, which may lead to large, well-known, well financed companies entering into this market. Increased competition from manufacturers of systems or consumable materials may result in price reductions, lower gross profit margins, increased discounts to distribution and loss of market share and could require increased spending by us on research and development, sales and marketing and customer support. Some of our competitors may make strategic acquisitions or establish cooperative relationships with suppliers or companies that produce complementary products such as cameras, computer equipment, software or biometric applications. If any technology that is competing with ours becomes more reliable, higher performing, less expensive or has other advantages over our technology, then the demand for our products could decrease.

We rely on sole and single-source suppliers, which could cause delays, increases in costs or prevent us from completing customer orders, all of which could materially harm our business.

We rely on outside vendors to manufacture or develop products and consumable materials that are used in our systems. We purchase critical components for our systems, including print heads, High Definition Printer ribbons, inkjet printer chassis, inkjet ink, inkjet cards and microprocessors from separate single-source suppliers. Our inability to obtain adequate deliveries or alternative sources of supply could cause delays, loss of sales, increases in costs and lower gross profit margins. Currently, our sole supplier of print heads for dye sublimation printers is Kyocera Corporation, based in Japan; our two suppliers of dye sublimation ribbons are Dai Nippon and Sony Chemical Corporation, both also based in Japan; and our supplier of most of the microprocessors that run our printers is Motorola. Dai Nippon is the sole producer of High Definition Printing ribbon and film and may choose not to sell to us. We purchase inkjet printer chassis and ink from Hewlett-Packard and purchase inkjet proximity cards from AccessID. If any of these suppliers is unable to ship critical components, we would be unable to manufacture and ship products to our customers. If the price of print heads, ribbons or microprocessors increases for any reason, or if these suppliers are unable or unwilling to deliver, we may have to find another source, which could result in interruptions, increased costs, delays, loss of sales and quality control problems. War, natural disaster, trade embargoes or economic hardship in Japan could also result in a disruption in shipments from our Japanese suppliers, which could require us and our competitors to develop new sources of these supplies or else cause us to be unable to complete and ship orders to our customers.

Our business success depends wholly on the continued demand for card printing systems and related materials.

Because we sell card issuance systems which incorporate printers, materials and software, our business depends on the continued demand for cards for identification, access control and other purposes. Demand for our products could decline if businesses and organizations use alternative technologies for these purposes that do not involve the use of a card such as biometrics. Several identification programs, such as the US-VISIT program, incorporate biometrics without the use of a card. Any such changes in the business environment or competition from current and potential competitors could significantly erode the demand for our systems and cause our business to suffer. If demand on the part of governmental agencies and large customers are reduced, this could significantly impact our revenue.

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

The design of our systems or where they are manufactured could result in manufacturing delays and other problems that cause us to fail to meet the demand for our systems on a timely basis, increase the cost of our systems, or both.

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

We may choose to manufacture products in other locations than our Minnesota facility, which could require higher tooling expenses, more inventory, management time to set up such production and supply chain management requirements as well as other unforeseen problems. We may be subject to delays in shipping and the loss of control of our designs and intellectual property. The risk of war and disruption in an international location could be higher. We may be impacted by the choice of location of manufacture by our competitors who may be able to reduce costs at a faster rate due to manufacturing in lower cost regions of the world.

Our systems may have manufacturing or design defects that we discover after shipment, which could negatively affect our revenues, increase our costs and harm our reputation.

Our systems are complex and may contain undetected and unexpected defects, errors or failures. If these product defects are substantial, the result could be product recalls, an increased amount of product returns, loss of market acceptance and damage to our reputation, all of which could increase our costs and cause us to lose sales. We carry general commercial liability insurance, including product liability, with a coverage limit of two million dollars per occurrence plus an umbrella policy with a five million dollar limit, however, coverage may not be included on certain risks. Our insurance may be insufficient to protect us against losses caused by severe defects in our products. The design flaws may be exacerbated by the location where the product is manufactured.

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

We are in the process of implementing a new enterprise resource planning system. The migration from our old system to this new system could lead to the inability to process customer orders, meet demand or forecast the appropriate inventory levels.

Our strategy of providing secure issuance solutions may not be successful.

We have been developing secure issuance solutions, which include card printer/encoders, materials and software, for identification card printing. Our distribution system may view these as competitive threats to their integration business or no longer perceive us as the best choice for purchasing ID systems. We may spend engineering, marketing and sales efforts on products that do not generate appreciable revenue.

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

All of our revenue comes from sales through our distributor and integrator network, and we do not sell our products directly to end users. Although certain distributors and integrators have made certain contractual commitments to us, they are independent businesses that we do not control and these contractual commitments may be terminated with limited notice and without a particular reason for termination. We cannot be certain that companies who have committed to exclusively sell our printing systems will remain exclusive or that our distribution will continue to market or sell our systems effectively. Our agreements with distributors and integrators of our Professional Series line of systems do not contain requirements that a certain percentage of sales are of our products nor do they restrict the ability of our distribution to choose alternative sources for printing systems. We have made changes to our distribution system, and may do so again in the future, both in the United States and internationally, and these changes could adversely affect our relationships with distribution and our sales. We have contractual agreements with certain integrators to be exclusive partners, however, these contracts do not place restrictions that limit the exclusive integrators from changing their exclusive status. We are dependent upon the continued viability and financial stability of our distribution, many of which are small organizations with limited capital. These distributors and integrators may choose to devote their efforts to other products in different markets or reduce or fail to devote the necessary resources to provide effective sales and marketing support of our product. We believe that our future growth and success will continue to depend in large part upon the success of our distributors in operating their own businesses.

We sell a significant portion of our products internationally and purchase important components from foreign suppliers, which exposes us to currency fluctuations and other risks.

We sell a significant amount of our products to customers outside the United States. International sales accounted for 45%, 44% and 42% of our net sales in 2005, 2004 and 2003, respectively. We expect that shipments to international customers will continue to account for a significant portion of our net sales. Sales outside the United States involve the following risks, among others:

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

•  we may add overseas warehouses or manufacturing that could increase our inventories and increase our reliance on shipments from a foreign country;

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

In addition, we purchase components from a number of foreign suppliers and outsource certain manufacturing tasks to foreign manufacturers. Currently, we purchaser all components in U.S. dollars but we may not be able to do so in the future, we may have to renegotiate prices due to currency fluctuations or we may choose to purchase products in a foreign currency.

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

International environmental regulations, such as the Reduction of Hazardous Substances (RoHS) and Waste of Electrical and Electronic Equipment (WEEE), could increase costs or limit our ability to sell products.

Many governments are increasing enforcement of environmental requirements for manufacturers of electronic equipment. In the European Union, the WEEE directive and RoHS directive require significant changes to the manufacture and recycling of electronic equipment, including many of our products. We may have to set up recycling groups, redesign products, change suppliers and increase testing in order to comply with these directives. Any or all of these could increase costs of manufacturing and sales and marketing costs. If we do not comply with these governmental regulations, we may not be able to ship products into a market, which could adversely affect our sales.

The WEEE directive also could affect our consumable sales, as the recyclability of ink jet cartridges has been discussed as part of the WEEE directive. This could also affect the sale of dye sublimation ribbons, laminates and cards, all of which are products that we sell.

We anticipate that the regulation of these issues will increase, in the European Union, in other countries world-wide and in the United States.

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

•  changes in distribution;

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

Item 1B.      UNRESOLVED STAFF COMMENTS

None.

Item 2.         PROPERTIES

We currently lease approximately 90,240 square feet of space for our corporate headquarters and manufacturing facility in Eden Prairie, Minnesota. Our lease for this facility expires in December 2006. In 2005, our lease for this facility was amended to extend the term of the lease from January 2007 to December 2016. The effectiveness of the lease amendment is subject to the approval of certain governmental organizations for additional parking as well as a build-out of additional office space. We consider our present facilities to be sufficient for our current operations.

Item 3.         LEGAL PROCEEDINGS

Iris Ltd. Litigation

We filed a patent infringement complaint against Iris Ltd., Inc. on February 24, 2004 in Federal District Court in the State of Minnesota and served this complaint on Iris Ltd., Inc. on March 26, 2004. Our complaint alleges infringement of one or more of our patents relating to our printer ribbon product. We are seeking injunctive relief, damages and legal fees. In open court on September 8, 2004, Iris agreed to cease selling its infringing ribbons. In early 2005, Iris announced another ribbon core and began soliciting orders for this ribbon. We believe this product infringes upon our patents and may violate the cessation of sales agreed to in open court. On November 30, 2005, the court granted partial summary judgment for IRIS on claims related to the 5,755,519 patent based on a technical legal reading of the patent and invalidated some of the claims contained in the patent. The lawsuit is continuing on the claims related to the 6,152,625 patent and other non-patent related claims, including trademark infringement. We have stated that we anticipate appealing the ruling once the Federal District Court has issued a final determination of all issues in the lawsuit.

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

Item 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted for a vote of our security holders during the fourth quarter of the fiscal year covered by this report.

Item 4A.      EXECUTIVE OFFICERS OF FARGO

Name	Age	Position
Gary R. Holland	64	Chairman of the Board of Directors, President and Chief Executive Officer
Kathleen L. Phillips	41	Marketing and Distribution
Thomas C. Platner	46	Engineering and Manufacturing
Paul W.B. Stephenson	51	Chief Financial Officer
Jeffrey D. Upin	47	Business Development, General Counsel and Secretary

Gary R. Holland has served as our President and Chief Executive Officer since February 1998. From May 1997 to February 1998, Mr. Holland was the general manager of Fargo. From 1992 to 1997, Mr. Holland owned and operated two business and strategy consulting firms, Decision Process International of Minnesota, Inc. and Holland & Associates. From 1982 to 1992, Mr. Holland was the President of DataCard Corporation. From 1979 to 1982, he was the President and Chief Operating Officer of CPT Corporation. Mr. Holland also serves as a member of the board of directors of Delphax Technologies, Inc.

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

PART II

Item 5.         MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)  Market Information.

Our common stock is currently traded on the Nasdaq National Market under the symbol “FRGO.” The following table sets forth, the high and low sales prices per share as reported by the Nasdaq National Market for each quarter in 2005 and 2004.

2005	High	Low
First Quarter	$15.25	$12.12
Second Quarter	20.46	12.76
Third Quarter	22.52	16.12
Fourth Quarter	21.90	16.66

2004	High	Low
First Quarter	$13.58	$9.75
Second Quarter	11.93	8.74
Third Quarter	11.50	7.93
Fourth Quarter	15.83	9.71

(b)  Holders.

As of March 10, 2006, we estimate that there were approximately 8,000 beneficial owners of shares of our common stock, which shares were held by 95 record holders.

(c)  Dividends.

We have not declared or paid any cash dividends on our common stock for the past four fiscal years. Our Board of Directors presently intends to retain all earnings to support our operations and to finance expansion. The terms of our credit facility restrict us from paying dividends if an “event of default”, as defined by the credit facility agreement, has occurred. An “event of default” includes failure to make loan payments on a timely basis, non-compliance with loan covenants, including the maintenance of specified financial ratios, and a change of control.

(d)  Recent Sales of Unregistered Securities.

We did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, during the fiscal year ended December 31, 2005.

(e)  Recent Stock Purchases.

None.

Item 6.         SELECTED FINANCIAL DATA.

The data presented below for the years ended December 31, 2005, 2004 and 2003 and as of December 31, 2005 and 2004 are derived from our audited financial statements included elsewhere in this report. The financial data for the years ended December 31, 2002 and 2001 and as of December 31, 2003, 2002 and 2001 are derived from our audited financial statements that are not included in this report. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report and our financial statements and related notes beginning on page F-1 and other financial information included elsewhere in this report.

Summary Statements of Operations Data
(in thousands, except per share data)

	Year Ended December 31,
	2005	2004	2003	2002	2001
Net sales	$81,028	$72,393	$65,491	$66,035	$60,963
Cost of sales	45,795	43,319	38,608	39,199	37,497
Gross profit	35,233	29,074	26,883	26,836	23,466
Operating expenses:
Research and development	5,724	5,151	4,801	4,529	4,053
Selling, general and administrative	15,739	13,060	11,501	11,387	10,341
Terminated acquisition costs(1)	—	—	—	552	1,434
Total operating expenses	21,463	18,211	16,302	16,468	15,828
Operating income	13,770	10,863	10,581	10,368	7,638
Other income:
Interest expense	—	(7)	(29)	(554)	(1,379)
Interest income	884	200	32	187	79
Other, net	386	(2)	—	—	(33)
Total other income (expense)	1,270	191	3	(367)	(1,333)
Income before provision for income taxes	15,040	11,054	10,584	10,001	6,305
Provision for income taxes	4,943	3,338	3,344	3,265	2,229
Net income available to common stockholders	$10,097	$7,716	$7,240	$6,736	$4,076
Net income per common share:
Basic earnings per share	$0.79	$0.62	$0.58	$0.56	$0.35
Diluted earnings per share	$0.77	$0.60	$0.57	$0.55	$0.34
Weighted average common shares outstanding:
Basic	12,704	12,515	12,397	12,048	11,760
Diluted	13,072	12,869	12,799	12,331	11,958

(1)    Reflects expenses consisting primarily of legal, professional and investment banking fees incurred by us in connection with the proposed acquisition of Fargo by Zebra Technologies Corporation, which was announced July 31, 2001, and terminated on March 27, 2002.

Summary Balance Sheet Data
(in thousands)

	As of December 31,
	2005	2004	2003	2002	2001
Cash and cash equivalents	$36,475	$23,435	$13,445	$2,511	$3,586
Working capital	46,931	34,062	22,386	12,708	9,190
Total assets	74,837	61,905	50,807	44,009	46,213
Bank debt	—	—	—	—	14,000
Stockholders’ equity	$64,946	$53,081	$44,240	$36,313	$25,638

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

Overview

We are a leading developer, manufacturer and supplier of printing systems and consumable materials that personalize plastic identification cards by printing images and text onto the card. Our printing systems are capable of encoding data onto cards that incorporate bar code, magnetic stripe, smart card or proximity card technology. We believe that our engineering expertise and our ability to offer a broad range of printing systems using multiple printing technologies have led to a reputation for innovation in our industry.

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

We market and sell our products exclusively through a distribution channel of system integrators and independent distributors in more than 80 countries worldwide. We estimate that as of December 31, 2005, we have manufactured and sold more than 120,000 of our printing systems. End users of our printing systems create personalized cards for a wide variety of applications including corporate security and access; driver’s licenses, government and military identification; student identification and access; public transportation access; and recreation and gaming.

We sell both printing systems and consumable materials used in those systems. We produce a diverse array of card printing systems that allow us to meet the needs of end users, ranging from those who desire a premium system to address complex applications to those focused on lower priced systems with fewer features. We also sell consumable materials that are used with our systems, including dye sublimation ribbons, overlaminates, thermal resin ribbons, printheads, inkjet cartridges, inkjet card cartridges and blank cards. Over the past seven years, the proportion of our total revenues provided by consumable materials has increased to 61% of total revenues in 2005 from 49% in 1999. Factors affecting our net sales of card printing systems each year include the mix of systems sold, changes in average selling price and the number of major projects we are successful in winning. As the number of Fargo systems installed and in use continues to grow, it is our belief that the sale of consumable materials for use in these systems will provide us with a significant recurring, and growing revenue stream.

Our markets can be categorized in three broad tiers—entry-level, integration and projects. We have historically been successful in each of these markets. End users in the entry-level market are typically using a simple photo identification card. Users in this market are likely more focused on lower priced systems with fewer features. Users in the integration tier typically would add functionality such as access control or time and attendance recording features. At the project level, these customers are typically government and government-related projects and corporate security programs with multi-level requirements, which typically will use a much more sophisticated and complex identification card and are projects where the end user is looking for the highest levels of functionality and security. Examples of government and government-related projects include national identification programs, military programs and driver’s license programs. These projects typically span multiple years and involve integrating solutions into complex existing infrastructures. The printer component of these projects is typically only a small piece of the overall project. While the company actively pursues such project business, these projects are very competitive and it is very difficult to predict the timing of the bid process, funding and implementation of any such projects.

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

In the United States, our distribution program categorizes our distribution channel into four program tracks. Fargo Solution Providers provide retail customers with sales, service and integration expertise on Fargo’s full line of Professional and Persona Series products and systems. Fargo Value Added Distributors provide in-depth integration expertise and support for Fargo Solution Providers and end user customers on Fargo’s full line of products and systems. Fargo Distributors provide product distribution services to Fargo Solution Providers. Fargo Manufacturing Resellers provide a core business strategy of developing and manufacturing products where the sale of identification card printers is a secondary portion of its sales. Internationally, our distribution program categorizes our distribution into three program tracks. Import Suppliers act as a master distributor in a country. International Dealers sell to retail customers. International Distributors provide product distribution. We continue to implement our two-product line strategy with restricted distribution on our Professional Series products and broad distribution of our Persona Series. From time to time, we adjust selected parts of our distribution system to address changing requirements. In the second half of 2005, we made some changes, primarily in the areas of harmonizing discounts world-wide, eliminating some exclusivity options for certain of our distribution and increasing the requirements necessary to purchase directly from us.

Since the second half of 2004, we have been making additional investments in the infrastructure of our business, resulting in an increase in operating expenses. The purpose of these investments is to position ourselves better to capitalize on anticipated market opportunities for our products and to grow our revenue in the future. It is our intention to continue to make these investments. We also anticipate continued legal expenses in connection with patent litigation we have initiated. We currently expect our future operating expenses to increase at a faster rate than the increases we have experienced in the past. We believe these expenditures will enhance the future growth of the company for our shareholders; however, the anticipated growth cannot be assured and our operating income may be negatively affected.

Results of Operations

The following table sets forth, for the periods indicated, certain selected financial data expressed as a percentage of net sales:

	Years Ended December 31,
	2005	2004	2003
Net sales	100.0%	100.0%	100.0%
Cost of sales	56.5	59.8	59.0
Gross profit	43.5	40.2	41.0
Operating expenses:
Research and development	7.1	7.2	7.3
Selling, general and administrative	19.4	18.0	17.6
Total operating expenses	26.5	25.2	24.9
Operating income	17.0%	15.0%	16.1%

Sales to customers by geographic region, for the periods indicated, were as follows (in thousands):

	Years Ended December 31,
	2005	2004	2003
Europe	$10,869	$9,751	$9,408
Middle East and Africa	8,661	6,005	4,002
Asia and Australia	8,213	7,881	6,569
North and South America (other than the U.S.)	8,773	8,212	7,795
Total international sales	36,516	31,849	27,774
U.S.	44,512	40,544	37,717
Total sales	$81,028	$72,393	$65,491

Comparison of Years Ended December 31, 2005 and 2004

Net sales.  Net sales increased 11.9% to $81.0 million in 2005 from $72.4 million in 2004. Sales of printers/encoders increased 9.4% to $31.7 million from $28.9 million in 2004. The increase in sales of printers/encoders was due to an increase in unit volume, partially offset by a decrease in average selling price.  The decrease in average selling price was primarily due to changes in unit mix.  Sales of secure materials increased 13.6% to $49.3 million from $43.5 million in 2004. Sales of secure materials increased approximately $5.9 million due to unit volume, changes in unit mix and increases in average selling prices as a result of price increases effective in the first quarter of 2005. The balance is mainly due to decreased sales of software and other supplies such as cards, overlaminates and printheads.

International sales increased 14.7% to $36.5 million in 2005 from $31.8 million in 2004 and accounted for 45.1% of net sales in 2005 compared to 44.0% in 2004. International sales increased $4.7 million primarily due to a $1.1 million increase in sales in Europe and a $2.7 million increase in the Middle East and Africa region. The balance is related to increases in the Asia and Australia region and North and South America (other than the United States). We believe the growth in international sales is a result of our new product introductions that meet a broader array of user needs and our increased sales and marketing initiatives.

Gross profit.  Gross profit increased 21.2% to $35.2 million for 2005 from $29.1 million in 2004. Gross profit as a percentage of net sales was 43.5% for 2005 compared to 40.2% in 2004. The gross profit percentage benefited from increased volume, product mix and cost improvements.  Gross profit for 2004 benefited from a $360,000 reduction of cost of sales related to the settlement of prior years’ duty drawback claims.

Research and development.  Research and development expenses increased 11.1% to $5.7 million in 2005 from $5.2 million in 2004. Research and development expenses as a percentage of net sales were 7.1% for 2005 and 7.2% for 2004. The increase in research and development expenses is mainly due to higher payroll expenses in 2005 as a result of annual salary increases and additional compensation expense due to growth.

Selling, general and administrative.  Selling, general and administrative expenses increased 20.5% to $15.7 million in 2005 from $13.1 million in 2004. As a percentage of net sales, selling, general and administrative expenses were 19.4% in 2005, compared to 18.0% in 2004. The increase in selling, general and administrative expenses is due to higher sales and marketing expenses of approximately $1.4 million and increased general and administrative expenses of approximately $1.3 million. The increase in sales and marketing expenses is mainly due to additional advertising and promotional expenses of approximately $0.6 million and increased salary expense of approximately $0.6 million. The increase in advertising and promotional expense is primarily due to the launch of new products in 2005. The increase in salary expense is primarily due to an increase in the number of employees engaged in sales, marketing and support services and other compensation expense due to growth.  The increase in general and administrative expenses is due to an increase in legal and professional fees of approximately $0.4 million, increased compensation of $0.3 million, health insurance costs of approximately $0.1 million and information technology related costs of approximately $0.3 million. The increase in legal and professional fees is due to on-going patent litigation expense.  Compensation expenses increased due to growth and information technology costs increased due to expenses relating to a new enterprise resource planning system, which the company is currently in the process of implementing.

Operating income.  Operating income increased 26.8% to $13.8 million in 2005 from $10.9 million in 2004. As a percentage of net sales, operating income was 17.0% in 2005 as compared to 15.0% in 2004.

Other income.  Other income was $1.3 million in 2005 compared to $0.2 million in 2004.  The increase was primarily due to increased interest income mainly as a result of a larger cash balance.  Interest income totaled $0.9 million in 2005 compared to $0.2 million in 2004.  Other income in 2005 also included $0.4 million as a result of a patent litigation settlement received in the second quarter of 2005.

Income tax expense.  Income tax expense was $4.9 million in 2005, which represents an effective tax rate of 32.9%, compared to income tax expense of $3.3 million and an effective tax rate of 30.2% in 2004. The change in the effective tax rate is mainly due to the timing of the recognition of research and experimentation credits.

Comparison of Years Ended December 31, 2004 and 2003

Net sales.  Net sales increased 10.5% to $72.4 million in 2004 from $65.5 million in 2003. Sales of printers/encoders increased 11.6% to $28.9 million from $25.9 million in 2003. The increase in printer/encoder sales is due to an increase of $1.1 million in major government project business. Printer/encoder sales were also higher due to an increase in non-major government project related unit volume, partially offset by a decrease in average selling price and unit mix. Sales of secure materials increased 9.8% to $43.5 million from $39.6 million in 2003. The increase in sales of secure materials is due to an increase of $1.4 million in major government project business and an increase of $1.2 million related to higher average selling prices and sales mix of ribbons. The balance is mainly due to increased sales of software and other materials such as cards, overlaminates and printheads.

International sales increased 14.7% to $31.8 million in 2004 from $27.8 million in 2003 and accounted for 44.0% of net sales in 2004 compared to 42.4% of net sales in 2003. International sales increased $4.0 million primarily due to a $1.3 million increase in sales in the Asia and Australia region and a $2.0 million increase in the Middle East and Africa region. The balance is related to increases in Europe and North and South America (other than the United States). The increase in sales in Asia and Australia region is primarily related to an increase in materials for a major government project. The increase in sales in the Middle East is due to enhanced distribution efforts in this geographical area.

Gross profit.  Gross profit increased 8.2% to $29.1 million for 2004 from $26.9 million in 2003. Gross profit as a percentage of net sales was 40.2% for 2004 compared to 41.0% in 2003. The gross profit percentage was adversely impacted by lower average selling prices on printers and unit mix within printers and materials, partially offset by reduced warranty expenses of approximately $250,000 and a $360,000 reduction of cost of sales related to the settlement of prior years’ duty drawback claims.

Research and developme.  Research and development expenses increased 7.3% to $5.2 million in 2004 from $4.8 million in 2003. Research and development expenses as a percentage of net sales were 7.2% for 2004 compared to 7.3% for 2003. The increase in research and development expenses is mainly due to higher payroll expenses in 2004 as a result of annual salary increases and market adjustments.

Selling, general and administrative.  Selling, general and administrative expenses increased 13.6% to $13.1 million in 2004 from $11.5 million in 2003. As a percentage of net sales, selling, general and administrative expenses were 18.0% in 2004, compared to 17.6% in 2003. The increase in selling, general and administrative expenses is due to higher sales and marketing expenses of approximately $1.0 million and increased general and administrative expenses of approximately $0.55 million. The increase in sales and marketing expenses is mainly due to additional advertising and promotional expenses of approximately $0.6 million and increased salary expense of approximately $0.3 million. The increase in advertising and promotional expense is primarily due to the launch of new products in 2004. The increase in salary expense is primarily due to an increase in the number of employees engaged in sales, marketing and support services. The increase in general and administrative expenses is due to an increase in professional fees of approximately $0.3 million and increased compensation and health insurance costs. The increase in legal and professional fees is due to on-going patent litigation expense, as well as professional fees relating to implementing Sarbanes-Oxley Section 404.

Operating income.  Operating income increased 2.7% to $10.9 million in 2004 from $10.6 million in 2003. As a percentage of net sales, operating income was 15.0% in 2004 as compared to 16.1% in 2003.

Other income.   Other income was $191,000 in 2004 compared $3,000 in 2003.  The increase was primarily due to increased interest income mainly as a result of a larger cash balance.  Interest income totaled $200,000 in 2004 compared to $32,000 in 2003.

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

Liquidity and Capital Resources

We have historically financed our operations, debt service and capital requirements through cash flows generated from operations. Working capital was $46.9 million, $34.1 million and $22.4 million at December 31, 2005, 2004, and 2003, respectively.  At December 31, 2005 and throughout 2005, 2004 and 2003, we had no bank debt outstanding.

We believe, based on our current cash levels as well as the operating cash flows expected in 2006 and the funds available to us under our $5.0 million revolving credit facility, that we will have sufficient funds to finance our current operations and planned capital expenditures for at least the next 12 months.

We had cash and cash equivalents of $36.5 million at December 31, 2005, an increase of $13.1 million from $23.4 million at December 31, 2004. This increase is mainly due to positive net cash flows provided by our operating activities in 2005.

Cash generated from operating activities in 2005 totaled $13.9 million due to net income of $10.1 million, non-cash charges of $4.3 million and changes in operating assets and liabilities of $(0.5) million. The non-cash charges are primarily for deferred income taxes and depreciation and amortization. The changes in operating assets and liabilities relate primarily to an increase in accounts receivable of $0.6 million, an increase in inventory of $0.3 million, a decrease of accounts payable of $0.3 million and an increase other current assets of $0.2 million, offset by an increase in accrued liabilities of $0.9 million. Accounts receivable increased due to increased sales in the fourth quarter compared to the fourth quarter of 2004. The increase in inventory is primarily due to the introduction of new products. The decrease in accounts payable is due to the timing of purchases. The increase in other current assets is due to increased interest receivable.  The increase in accrued liabilities is primarily due to an increase in employee benefits.  Cash used by investing activities was $2.2 million primarily due to expenditures related to the purchase of a new enterprise resource planning system, which the company is currently in the process of implementing, and other equipment expenditures, primarily tooling. Cash provided by financing activities was $1.4 million due to proceeds received from the exercise of stock options during 2005.

Cash generated from operating activities in 2004 totaled $10.1 million due to net income of $7.7 million, non-cash charges of $4.4 million and changes in operating assets and liabilities of $(2.0) million. The non-cash charges are primarily for deferred income taxes and depreciation and amortization. The changes in operating assets and liabilities relate primarily to an increase in accounts receivable of $2.7 million, an increase in inventory of $1.5 million, offset by an increase in accounts payable and accrued liabilities of $2.2 million. Accounts receivable increased due to the increase in sales in the fourth quarter compared to 2003 and a reduction in customer prepayments. The increase in inventory is primarily due to the introduction of new products. The increase in accounts payable is due to increased revenue activity in the fourth quarter of 2004 compared to 2003 and the timing of purchases. Cash used by investing activities was $0.9 million exclusively for the purchase of equipment and leasehold improvements. Cash provided by financing activities was $0.9 million due to proceeds received from the exercise of stock options during 2004.

Under our revolving credit facility, there was no outstanding balance at December 31, 2005 or at any point during 2005 and 2004. The credit facility expires March 31, 2006.  At that time, the credit facility will renew, provided each party executes an amendment documenting such renewal.  Borrowings under the revolving credit facility are limited to eligible accounts receivable and inventories, as defined by the agreement. Under the terms of the credit facility, we may borrow at the prime rate of interest or LIBOR plus a margin of 1.5%.

The credit facility requires, among other things, the maintenance of a minimum EBITDA and restricts our ability to pay dividends or incur new operating lease expenditures, as defined in the agreement.

Contractual Obligations

The following table summarizes our future contractual obligations as of December 31, 2005.

	Payments due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-Term Debt	—	—	—	—	—
Capital Lease Obligations	—	—	—	—	—
Operating Lease	$5,690	$518	$962	$962	$3,248
Purchase Obligations	37,691	13,691	8,000	8,000	8,000
Other Long-Term Liabilities Reflected on our Balance Sheet under GAAP	—	—	—	—	—
Total	$43,381	$14,209	$8,962	$8,962	$11,248

Operating lease.  We lease our office, warehouse and manufacturing space under an operating lease expiring in December 2006.  In December 2005, the operating lease was amended to extend the term of the lease from January 2007 to December 2016.  The effectiveness of the lease amendment is subject to the approval of certain governmental organizations for additional parking as well as a build-out of additional office space.  Total rent expense for this operating lease was $909,000, $857,000 and $918,000 during 2005, 2004 and 2003, respectively.

Purchase obligations.  Purchase obligations are for purchases made in the normal course of business to meet operational requirements. Of this amount, $1,728,000 relates to unconditional purchase agreements that we have entered into with certain suppliers. These agreements are reviewed on a semi-annual basis, and, unless terminated by either party, automatically renew for an additional six-month period. The agreements may be terminated by either party with a 30-day written notice. Purchase obligations also include an agreement to purchase $4 million a year of materials under a ten-year agreement with one of our suppliers which expires in 2012. Our obligation to meet this commitment is conditional upon the supplier continuing to meet a number of obligations set out in the agreement.

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

The following critical policies relate to the more significant judgments and estimates used in the preparation of the financial statements:

Revenue Recognition—Revenue is recognized when product has been shipped, risk of loss has passed to the purchaser and we have fulfilled all of our obligations. We provide for promotional discounts, estimated early payment discounts, estimated warranty costs and estimated returns in the period the related revenue is recognized. Certain of our customers have arrangements which include limited stock balancing return provisions. We provide an allowance for stock balance returns based on estimated expected returns. Sales to these customers represented 18.8%, 14.0% and 17.3% of net sales for the years ended December 31, 2005, 2004 and 2003, respectively. Under the terms of the stock balancing agreements, the maximum amount of returns is approximately $309,000 at December 31, 2005, of which we have recorded an allowance of $268,000 for estimated returns. This reserve is included in our allowance for doubtful accounts and sales returns.

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

Allowance for doubtful accounts and sales returns—We determine the estimate of the allowance for doubtful accounts and sales returns considering a number of factors, including: (1) historical experience, (2) aging of the accounts receivable, (3) analysis of stock balancing agreements and (4) specific information obtained by us on the financial condition and the current creditworthiness of our customers. If the financing conditions of our customers were to deteriorate and reduce the ability of our customers to make payments on their accounts, we may be required to increase our allowance by recording additional bad debt expense. Likewise, should the financial condition of our customers improve and result in payments or settlements of previously reserved amounts, we may be required to record a reduction in bad debt expense to reverse the recorded allowance. Our allowance for doubtful accounts and sales returns, which includes the allowance for stock balance returns, was $610,000 at December 31, 2005.

Allowance for excess and obsolete inventories—We value our inventories at the lower of the actual cost to purchase or manufacture, or the current estimated market value. We regularly review our inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on estimated forecasts of product demand and production requirements for the subsequent twelve and twenty-four month periods. We make every effort to ensure the accuracy of our forecasts of future product demand, however, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of inventories and reported operating results. Our allowance for excess and obsolete inventories at December 31, 2005, was $615,000.

Warranty accrual—Our products are generally covered by either a one-year or two-year standard warranty from the date of sale. Estimated warranty costs are accrued in the same period in which the related revenue is recognized, based on anticipated parts and labor costs, utilizing historical experience. Our warranty accrual at December 31, 2005, was $220,000.

Deferred tax assets—The realization of our deferred tax assets is dependent upon our ability to generate sufficient future taxable income which we believe is more likely than not. Historically, we have generated operating income and we anticipate future taxable income sufficient to realize the recorded deferred tax assets. Future taxable income is based on our forecasts of operating results, and there can be no assurance that such results will be achieved. Our deferred tax assets at December 31, 2005, were $17,783,000.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Share-Based Payment  (SFAS 123R). SFAS 123R requires that all share-based payments to employees, including grants of stock options, be recognized in the financial statements based on their fair value beginning with the first interim or annual reporting period that begins after June 15, 2005. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the SEC Staff’s interpretation of SFAS 123R and provides the Staff’s views regarding interactions between SFAS 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. In April 2005, the SEC amended Regulation S-X to amend the date for compliance with SFAS 123R so that each registrant (that is not a small business issuer) will be required to prepare financial statements in accordance with SFAS 123R beginning with the first interim reporting period for the registrant’s first fiscal year beginning on or after June 15, 2005. The Company plans to adopt SFAS 123R beginning in the first quarter of 2006. The Company believes its stock compensation expense for the first quarter of 2006 will be approximately one cent per diluted share after tax.

In June 2005, the FASB issued FASB Staff Position FSP No. 143-1, Accounting for Electronic Equipment Waste Obligations, and the related FIN 47, Accounting for Conditional Asset Retirement Obligations which provides requirements for the accounting for obligations associated with electronic equipment disposal for both commercial users and producers of electronic equipment. FASB FSP No. 143-1 is effective the later of July 31, 2005 or the date of the adoption of the law by the applicable member country of the European Union. The adoption of FASB FSP No. 143-1 did not have any material effect on our financial statements in 2005.

In December 2004, the FASB issued FSP FAS 109-1, Application of FASB No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. FSP FAS No. 109-1 clarifies SFAS No. 109’s guidance that applies to the new tax deduction for qualified domestic production activities. FSP No. 109-1 became effective upon issuance and we believe that this pronouncement has had an insignificant impact on our effective tax rate in 2005.

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

Interest Rate Risk

We are potentially exposed to market risk from interest rate changes in our credit agreement. Under the terms of our credit agreement, we may borrow at the prime rate of interest or LIBOR plus a margin of 1.50%. At December 31, 2005 and throughout 2005, 2004 and 2003, we had no bank debt outstanding.

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

Management has assessed our internal control over financial reporting based on criteria described in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway

Commission. Based on this assessment using those criteria, we concluded that, as of December 31, 2005, our internal control over financial reporting was effective.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page F-2 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting.  There was no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.      OTHER INFORMATION.

None.

PART III

Item 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

(a)    Directors of the Registrant.

The information under the caption “Election of Directors—Directors Nominated For Election” and ”—Directors Continuing in Office” in our 2006 Proxy Statement is incorporated herein by reference.

(b)    Executive Officers of the Registrant.

Information concerning our Executive Officers is included in this Annual Report on Form 10-K under Item 4A, “Executive Officers of Fargo.”

(c)    Compliance with Section 16(a) of the Exchange Act.

The information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2006 Proxy Statement is incorporated herein by reference.

(d)    Audit Committee Financial Expert.

The information under the caption “Election of Directors—Additional Information About our Board and its Committees” in our 2006 Proxy Statement is incorporated herein by reference.

(e)    Identification of the Audit Committee.

The information under the caption “Election of Directors—Additional Information About our Board and its Committees” in our 2006 Proxy Statement is incorporated herein by reference.

(f)     Code of Ethics for Senior Financial Officers.

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer and director of finance. We have posted our Code of Ethics for Senior Financial Officers on our investor relations page of our web site. The corporate governance page can be accessed on our web site at www.fargo.com.

Item 11.      EXECUTIVE COMPENSATION.

The information under the caption “Executive Compensation” in our 2006 Proxy Statement is incorporated herein by reference.

Item 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation—Securities Authorized for Issuance Under Equity Compensation Plans” in our 2006 Proxy Statement is incorporated herein by reference.

Item 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information under the caption “Executive Compensation—Certain Transactions” in our 2006 Proxy Statement is incorporated herein by reference.

Item 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information under the caption “Independent Accountants—Fees of Independent Auditors” in our 2006 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)List of documents filed as part of this report:

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

To the Stockholders and Board of Directors of Fargo Electronics, Inc.:

Our audits of the financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated March 14, 2006 appearing in the 2005 Annual Report to Shareholders of Fargo Electronics, Inc. (which report, financial statements and assessment are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K.  In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP

Minneapolis, Minnesota
March 14, 2006

Schedule II
Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Valuation account for accounts receivable:
Year ended December 31, 2005(1)	$350,000	$1,213,101	$953,101	$610,000
Year ended December 31, 2004(1)	$400,000	$612,668	$662,668	$350,000
Year ended December 31, 2003(1)	$400,000	$724,867	$724,867	$400,000
Valuation account for inventories:
Year ended December 31, 2005	$414,000	$332,845	$131,845	$615,000
Year ended December 31, 2004	$771,000	$106,505	$463,505	$414,000
Year ended December 31, 2003	$634,372	$232,722	$96,094	$771,000

(1)    Amounts charged to costs and expenses include stock balancing returns, sales returns and sales credits which are recorded as an adjustment to revenue and bad debt expense which is charged to costs and expenses.

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

The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(c):

A.	Amended and Restated 1998 Stock Option and Grant Plan (incorporated by reference to Exhibit 10.2 to Fargo’s Form 10-K for the fiscal year ended December 31, 2000 (File No. 333-90937)).

B.	2001 Employee Stock Purchase Plan, as amended (filed herewith).

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

I.	Form of Officers Agreement dated December 8, 2004, as amended (incorporated by reference to Exhibit 10.1 of Fargo’s Form 8-K filed on December 13, 2005 (File No. 000-29029)).

J.	2006 Non-Employee Director Compensation (incorporated by reference to Exhibit 10.3 of Fargo’s Form 8-K filed on March 2, 2006 (File No. 000-29029)).

K.

Amended and Restated Employment Agreement dated June 19, 2001 between Fargo Electronics, Inc. and Gary R. Holland, as amended (incorporated by reference to Exhibit 99(e)(6) of Fargo’s Schedule 14D-9 filed on August 3, 2001 (File No. 005-59663)).

L.	2006 Compensation Arrangements for Named Executive Officers (incorporated by reference to Exhibit 10.2 of Fargo’s Form 8-K filed on March 2, 2006 (File No. 000-29029)).

M.	Description of 2006 Success Sharing Bonus Plan (incorporated by reference to Exhibit 10.1 of Fargo’s Form 8-K filed on March 2, 2006 (File No. 000-29029)).

(b)    Exhibits:

The response to this portion of Item 15 is included as a separate section of this Annual Report on Form 10-K.

(c)    Financial Statement Schedules:

See Item 15, section (a) (2) above for the financial statement schedule filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FARGO ELECTRONICS, INC.

By	/s/ GARY R. HOLLAND
Gary R. Holland
Chairman of the Board of Directors, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 15, 2006 by the following persons on behalf of the Registrant and in the capacities indicated.

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
December 31, 2005 and 2004

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Fargo Electronics, Inc.:

We have completed integrated audits of Fargo Electronics, Inc.’s 2005 and 2004 financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Our opinions, based on our audits, are presented below.

Financial statements

In our opinion, the accompanying balance sheets and the related statements of operations, of changes in stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Fargo Electronics, Inc. at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing in Item 9a, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP

Minneapolis, Minnesota
March 14. 2006

Fargo Electronics, Inc.
Balance Sheets
December 31, 2005 and 2004
(in thousands, except per share data)

	2005	2004
Assets
Current assets
Cash and cash equivalents	$36,475	$23,435
Accounts receivable, net	10,286	9,702
Inventories, net	6,178	6,219
Other current assets	460	271
Deferred income taxes	3,423	3,259
Total current assets	56,822	42,886
Equipment and leasehold improvements, net	3,636	2,026
Deferred income taxes	14,360	16,966
Other	19	27
Total assets	$74,837	$61,905
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$6,225	$6,018
Accrued liabilities	3,666	2,806
Total current liabilities	9,891	8,824

Commitments and contingencies	—	—

Stockholders’ equity
Common stock, $.01 par value; 50,000 shares authorized, 12,784 and 12,603 shares issued and outstanding at December 31, 2005 and 2004, respectively	128	126
Additional paid-in capital	152,069	150,303
Accumulated deficit	(87,251)	(97,348)
Total stockholders’ equity	64,946	53,081
Total liabilities and stockholders’ equity	$74,837	$61,905

The accompanying notes are an integral part of these financial statements.

Fargo Electronics, Inc.
Statements of Operations
Years Ended December 31, 2005, 2004 and 2003
(in thousands, except per share data)

	2005	2004	2003
Net sales	$81,028	$72,393	$65,491
Cost of sales	45,795	43,319	38,608
Gross profit	35,233	29,074	26,883
Operating expenses
Research and development	5,724	5,151	4,801
Selling, general and administrative	15,739	13,060	11,501
Total operating expenses	21,463	18,211	16,302
Operating income	13,770	10,863	10,581

Other income (expense)
Interest expense	—	(7)	(29)
Interest income	884	200	32
Other, net	386	(2)	—
Total other income	1,270	191	3
Income before provision for income taxes	15,040	11,054	10,584
Provision for income taxes	4,943	3,338	3,344
Net income available to common stockholders	$10,097	$7,716	$7,240
Net income per common share
Basic earnings per share	$.79	$.62	$.58
Diluted earnings per share	$.77	$.60	$.57
Weighted average common shares outstanding
Basic	12,704	12,515	12,397
Diluted	13,072	12,869	12,799

The accompanying notes are an integral part of these financial statements.

Fargo Electronics, Inc.
Statement of Changes in Stockholders’ Equity
Years Ended December 31, 2005, 2004 and 2003
(in thousands)

	Common Stock		Additional			Total
	Number of Shares	Par Value	Paid-in Capital	Accumulated Deficit	Deferred Compensation	Stockholders’ Equity
Balances at December 31, 2002	12,351	$124	$148,509	$(112,304)	$(16)	$36,313
Shares issued from exercise of stock options and stock purchase plan	104	1	471	—	—	472
Amortization of deferred compensation	—	—	—	—	16	16
Tax benefit recognized for stock options	—	—	199	—	—	199
Net income	—	—	—	7,240	—	7,240
Balances at December 31, 2003	12,455	125	149,179	(105,064)	—	44,240
Shares issued from exercise of stock options and stock purchase plan	148	1	865	—	—	866
Tax benefit recognized for stock options	—	—	259	—	—	259
Net income	—	—	—	7,716	—	7,716
Balances at December 31, 2004	12,603	126	150,303	(97,348)	—	53,081
Shares issued from exercise of stock options and stock purchase plan	181	2	1,392	—	—	1,394
Tax benefit recognized for stock options	—	—	374	—	—	374
Net income	—	—	—	10,097	—	10,097
Balances at December 31, 2005	12,784	$128	$152,069	$(87,251)	$—	$64,946

The accompanying notes are an integral part of these financial statements.

Fargo Electronics, Inc.
Statements of Cash Flows
Years Ended December 31, 2005, 2004 and 2003
(in thousands)

	2005	2004	2003
Cash flows from operating activities
Net income	$10,097	$7,716	$7,240
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,146	1,092	1,016
Loss on disposal of equipment	16	2	15
Provision for doubtful accounts	—	—	10
Provision for excess and obsolete inventories	333	107	233
Deferred income taxes	2,442	2,917	2,104
Deferred compensation	—	—	16
Tax benefit recognized for stock options	374	259	199
Changes in operating assets and liabilities
Accounts receivable	(584)	(2,687)	2,117
Inventories	(292)	(1,478)	240
Prepaid expenses and other assets	(189)	(53)	44
Accounts payable	(317)	2,156	(1,537)
Accrued liabilities	860	41	178
Net cash provided by operating activities	13,886	10,072	11,875
Cash flows from investing activities
Purchases of equipment and leasehold improvements	(2,240)	(948)	(1,413)
Net cash used in investing activities	(2,240)	(948)	(1,413)
Cash flows from financing activities
Proceeds from exercise of stock options	1,394	866	472
Net cash provided by financing activities	1,394	866	472
Net increase in cash and cash equivalents	13,040	9,990	10,934
Cash and cash equivalents
Beginning of period	23,435	13,445	2,511
End of period	$36,475	$23,435	$13,445
Cash paid during the period for
Income taxes	$1,769	$466	$797
Interest	—	7	19
Significant noncash financing and investing activities
Purchase of equipment included in accounts payable	524	60	230

The accompanying notes are an integral part of these financial staements.

Fargo Electronics, Inc.
Notes to Financial Statements
December 31, 2005 and 2004

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

Valuation of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or circumstances indicate that the carrying value of such assets may not be fully recoverable.  An impairment is evaluated based on the sum of undiscounted estimated future cash flows expected to result from use of the asset compared to its carrying value.  If an impairment is indicated, the carrying value of the impaired asset is reduced to its fair value, based on discounted future cash flows.  At December 31, 2005, the Company’s management believes that none of its long-lived assets were impaired.

Warranties

The Company’s products are generally covered by either a one-year or two-year standard warranty from the date of sale. Estimated warranty costs are accrued in the same period in which the related revenue is recognized, based on anticipated parts and labor costs utilizing historical experience.

	2005	2004
	(in thousands)
Accrued warranties
Beginning of year	$392	$525
Settlements made	(347)	(278)
Accruals related to pre-existing warranties (including changes in estimates)	(115)	(114)
Accruals for warranties issued	290	259
End of year	$220	$392

Revenue Recognition

Revenue is recognized when product has been shipped, risk of loss has passed to the purchaser and Fargo has fulfilled all of its obligations. The Company provides for promotional discounts, estimated early payment discounts, estimated warranty costs and estimated returns in the period the related revenue is recognized. Certain of the Company’s customers have arrangements, which include limited stock balancing return provisions. The Company provides an allowance for stock balancing based on estimated expected returns. Sales to these customers represented 18.8%, 14.0% and 17.3% of net sales for the years ended December 31, 2005, 2004 and 2003, respectively. Under the terms of the stock balancing agreements, the maximum amount of returns is approximately $309,000 at December 31, 2005, of which the Company has recorded an allowance of $268,000 for estimated returns. This reserve is included in our allowance for doubtful accounts and sales returns.

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

Allowance for Doubtful Accounts and Sales Returns

The Company determines the estimate of the allowance for doubtful accounts and sales returns considering a number of factors, including: (1) historical experience, (2) aging of the accounts receivable, (3) analysis of stock balancing agreements and (4) specific information obtained by the Company on the financial condition and the current creditworthiness of the Company’s customers. The allowance for doubtful accounts and sales returns, which includes the allowance for stock balance returns, was $610,000 at December 31, 2005.

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

Had compensation cost for the plan been determined based on the fair value of options at the date of grant, the Company’s net income available to common stockholders and basic and diluted net income per share would have been reduced to the following pro forma amounts:

	2005	2004	2003
	(in thousands)
Net income available to common stockholders
As reported	$10,097	$7,716	$7,240
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(560)	(606)	(1,705)
Pro forma	$9,537	$7,110	$5,535

Basic earnings per common share
As reported	$.79	$.62	$.58
Pro forma	$.75	$.57	$.45

Diluted earnings per common share
As reported	$.77	$.60	$.57
Pro forma	$.73	$.55	$.43

Earnings per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted average number of outstanding common shares and potentially dilutive shares relating to stock options.

The following provides a reconciliation of shares used in the computation of basic and diluted earnings per share:

	2005	2004	2003
	(in thousands)
Weighted average common shares outstanding
Basic	12,704	12,515	12,397
Effect of dilutive stock options	368	354	402
Diluted	13,072	12,869	12,799

Options to purchase 45,000 and 45,000 shares of common stock were outstanding at December 31, 2004 and 2003, respectively, but were not included in the computations of diluted earnings per share because the exercise prices were greater than the average market prices of the common shares for the periods.  At December 31, 2005, there were no options to purchase shares of common stock outstanding with exercise prices greater than the average market price of common shares.

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

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Share-Based Payment  (SFAS 123R). SFAS 123R requires that all share-based payments to employees, including grants of stock options, be recognized in the financial statements based on their fair value beginning with the first interim or annual reporting period that begins after June 15, 2005. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the SEC Staff’s interpretation of SFAS 123R and provides the Staff’s views regarding interactions between SFAS 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. In April 2005, the SEC amended Regulation S-X to amend the date for compliance with SFAS 123R so that each registrant (that is not a small business issuer) will be required to prepare financial statements in accordance with SFAS 123R beginning with the first interim reporting period for the registrant’s first fiscal year beginning on or after June 15, 2005. The Company plans to adopt SFAS 123R beginning in the first quarter of 2006. The Company believes its stock compensation expense for the first quarter of 2006 will be approximately one cent per diluted share after tax.

In June 2005, the FASB issued FASB Staff Position FSP No. 143-1, Accounting for Electronic Equipment Waste Obligations, and the related FIN 47, Accounting for Conditional Asset Retirement Obligations which provide requirements for the accounting for obligations associated with electronic equipment disposal for both commercial users and producers of electronic equipment. FASB FSP No. 143-1 is effective the later of July 31, 2005 or the date of the adoption of the law by the applicable member country of the European Union. The adoption of FASB FSP No. 143-1 did not have any material effect on the Company’s financial statements in 2005.

In December 2004, the FASB issued FSP FAS 109-1, Application of FASB No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. FSP FAS No. 109-1 clarifies SFAS No. 109’s guidance that applies to the new tax deduction for qualified domestic production activities. FSP No. 109-1 became effective upon issuance and the Company believes that this pronouncement has had an insignificant impact on its effective tax rate in 2005.

2.      Selected Financial Statement Information

Accounts Receivable, Net

	2005	2004
	(in thousands)
Trade accounts receivable	$10,896	$10,052
Less: Allowance for doubtful accounts and sales returns	(610)	(350)
	$10,286	$9,702

For the years ended December 31, 2005, 2004 and 2003, one customer accounted for approximately 14.9%, 10.6% and 12.8% of net sales, respectively.

The Company’s ten largest distributors and resellers accounted for a combined total of 48.9%, 48.5% and 44.7% of net sales in 2005, 2004 and 2003, respectively. These distributors accounted for 53.9% and 50.8% of trade accounts receivable at December 31, 2005 and 2004, respectively.

Inventories, Net

	2005	2004
	(in thousands)
Raw materials and purchased parts	$3,988	$4,597
Finished goods	2,805	2,036
	6,793	6,633
Less: Allowance for excess and obsolete inventories	(615)	(414)
	$6,178	$6,219

The Company buys its ribbons, an important component of its revenue, from two suppliers. In addition, the Company buys printheads for its dye sublimation printers from one supplier.

Equipment and Leasehold Improvements, Net

	2005	2004
	(in thousands)
Tooling and manufacturing equipment	$8,635	$6,535
Office equipment and other	5,487	4,960
Leasehold improvements	488	488
	14,610	11,983
Less: Accumulated depreciation and amortization	(10,974)	(9,957)
	$3,636	$2,026

Accrued Liabilities

	2005	2004
	(in thousands)
Accrued warranties	$220	$392
Accrued compensation	1,270	682
Accrued vacation	563	442
Customer advances	176	312
Income taxes payable	590	263
Other	847	715
	$3,666	$2,806

3.      Financing Arrangements

The Company has a $5.0 million revolving credit facility, on which there was no outstanding balance at December 31, 2005 or at any point during 2005, 2004 and 2003. The credit facility expires March 31, 2006.  At that time, the credit facility will renew, provided each party executes an amendment documenting such renewal.  Borrowings under the revolving credit facility are limited to eligible accounts receivable and inventories, as defined by the agreement. Under the terms of the credit facility, we may borrow at the prime rate of interest or LIBOR plus a margin of 1.5%.

The credit facility requires, among other things, the maintenance of a minimum EBITDA and restricts our ability to pay dividends or incur new operating lease expenditures, as defined in the agreement.

4.      Stock Options

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

Stock option and restricted stock activity for 2005, 2004 and 2003 was as follows:

	Shares Available for Grant	Options Outstanding	Weighted Average Exercise Price Per Share of Options
	(in thousands, except per share data)
Balances at December 31, 2002	252	1,065	$7.01
Termination of the 1998 Plan	(271)	—	—
Adoption of the 2003 Plan	1,000	—	—
Granted	(74)	74	12.83
Cancelled	48	(48)	7.44
Exercised	—	(91)	4.20
Balances at December 31, 2003	955	1,000	7.68
Granted	(30)	30	9.84
Cancelled	—	(60)	7.96
Exercised	—	(131)	5.44
Balances at December 31, 2004	925	839	8.08
Granted	(30)	30	14.48
Cancelled	—	(42)	10.06
Exercised	—	(173)	7.37
Balances at December 31, 2005	895	654	$8.44

Information related to stock options outstanding and exercisable at December 31, 2005, is as follows:

Options Outstanding

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
	(in thousands)
$ 1.60-$ 2.40	6	2.7 years	$1.60
$ 2.75-$ 4.13	112	4.2 years	2.91
$ 4.81-$ 7.22	49	3.4 years	6.33
$ 7.30-$10.95	266	4.5 years	8.13
$11.00-$15.41	221	3.7 years	12.26
	654		$8.44

Options Exercisable

Range of Exercise Prices	Number Exercisable	Weighted Average Exercise Price
	(in thousands)
$ 1.60-$ 2.40	6	$1.60
$ 2.75-$ 4.13	112	2.91
$ 4.81-$ 7.22	49	6.33
$ 7.30-$10.95	165	8.03
$11.00-$15.41	169	11.51
	501	$7.82

For the year ended December 31, 2003, the Company recorded deferred compensation expense of  $16,000 for 8,750 options granted in 1999 at a discount from the estimated fair market value of the Company’s common stock. For the years ended December 31, 2005 and 2004, there was no deferred compensation expense recorded.

The weighted average grant-date fair value of options granted during 2005, 2004 and 2003 was $7.47, $5.86 and $6.18, respectively, which was determined using the Black-Scholes method and the following key assumptions:

Assumptions	2005	2004	2003
Volatility	63.69%	68.05%	70.29%
Risk-free interest rates	3.85%	3.82%	3.03 to 3.48%
Expected life	Four years	Five years	Five years
Expected dividends	None	None	None

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

In December 2005, the Purchase Plan was amended, with an effective date of January 1, 2006. Under the amended Purchase Plan, participating employees are granted options to purchase common stock at a 5% discount from the fair market value on the last day of each calendar quarter. The amended Purchase Plan permits an enrolled employee to make contributions to purchase shares of common stock through payroll deductions between 1% and 10% of compensation. The number of shares that may be purchased by any single employee during a calendar quarter is limited to 250 shares and total shares with a maximum fair market value of $25,000 in each calendar year.

The total number of shares of common stock that may be issued pursuant to options granted under the amended Purchase Plan is 250,000 shares of common stock.  At December 31, 2005, approximately 81,000 shares of common stock have been issued under the Purchase Plan.

5.      Benefit Plan

The Company has a 401(k) retirement savings plan whereby eligible employees may contribute up to 15% of their earnings either before taxes (subject to Internal Revenue Service limitation) or after tax, not to exceed annual amounts allowed under the Internal Revenue Code (“IRC”). In addition, the Company may also make discretionary matching contributions. Company matching contributions for the years ended December 31, 2005, 2004 and 2003, were $207,000, $176,000 and $169,000, respectively.

6.      Income Taxes

The components of the provision for income taxes are as follows:

	2005	2004	2003
	(in thousands)
Current
Federal	$2,496	$416	$1,235
State	5	5	5
	2,501	421	1,240
Deferred
Federal	2,322	2,776	1,977
State	120	141	127
	2,442	2,917	2,104
Provision for income taxes	$4,943	$3,338	$3,344

Temporary differences comprising the net deferred tax assets recognized in the accompanying balance sheets at December 31, 2005 and 2004, are as follows:

	2005	2004
	(in thousands)
Tax goodwill, current portion	$2,371	$2,371
Accrued liabilities, including accrued warranties	443	423
Inventories	240	171
Allowance for doubtful accounts and sales returns	218	112
Other	151	182
Current deferred income taxes	3,423	3,259
Tax goodwill, net of current portion	14,559	16,922
Depreciation and amortization	(258)	(158)
Other	59	202
Long-term deferred income taxes	14,360	16,966
Total deferred income taxes	$17,783	$20,225

A reconciliation between the Company’s effective tax and the federal statutory tax is as follows:

	2005	2004	2003
	(in thousands)
Provision for federal income taxes at statutory rate	$5,114	$3,758	$3,599
State income taxes, net of federal benefit	263	192	184
Research and experimentation credits	(354)	(603)	(456)
Other	(80)	(9)	17
	$4,943	$3,338	$3,344

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

7.      Commitments and Contingencies

The Company leases office, warehouse and manufacturing space under an operating lease that expires in December 2006.  In December 2005, the Company amended the lease to extend the term of the lease from January 2007 to December 2016. The effectiveness of the lease amendment is subject to the approval of certain governmental organizations for additional parking as well as a build out of additional office space. Future minimum lease payments, excluding common area maintenance expenses, at December 31, 2005, consist of the following:

(in thousands)
2006	$518
2007	481
2008	481
2009	481
2010	481
Thereafter	3,248
Total minimum lease payments	$5,690

Total rent expense, including common area maintenance expenses, for the years ended December 31, 2005, 2004 and 2003, was $909,000, $857,000 and $918,000, respectively.

The Company has entered into unconditional purchase agreements with certain suppliers which may require the Company to purchase up to $1,728,000 of inventories. The agreements are reviewed on a semi-annual basis, and unless terminated by either party, automatically renew for an additional six-month period. The agreements may be terminated by either party with a 30-day written notice. In 2002, the Company entered into an agreement with Sony Chemical Corporation, a subsidiary of Sony Corporation. Under this agreement, the Company agreed to purchase from Sony, and Sony has agreed to sell to the Company on an exclusive, worldwide basis, Sony’s dye-sublimation printer ribbons for its products for a ten-year period. The Company’s obligations under this agreement, which include a requirement to purchase $4 million of printer ribbons each year, are conditional upon Sony continuing to meet a number of obligations set forth in the agreement.

On June 19, 2001 (the “Effective Date”) the Company entered into a management and employment agreement with its Chief Executive Officer (“CEO”), which provides certain benefits to the CEO upon termination, as defined in the agreement. The agreement had an initial term expiring in December 2003 and was renewed automatically. The agreement renews automatically thereafter on the anniversary of the Effective Date (the “Renewal Date”) unless either party gives the other written notice prior to such Renewal Date of his or its determination not to extend the agreement, whereupon this agreement shall terminate on the anniversary of such Renewal Date. The agreement was renewed automatically in June 2005. Under the agreement, upon termination without cause, certain events defined as good cause for the CEO to terminate or a change in control, the CEO will be entitled to receive a lump sum cash payment of up to 250% of base salary plus accrued bonus amounts and full vesting of any restricted stock or stock options held, group health, dental and life insurance benefits and a monthly cash allowance of $1,000 for a period of 30 months.

In December 2005, all other Company’s executive officers other than the CEO executed amendments to their Officers Agreements pursuant to which the Company agreed to provide certain benefits to these executives if they are terminated in connection with a change in control of the Company. These agreements are effective until December 31, 2006. Under the agreements, these individuals will be entitled to receive a lump sum cash payment of up to 150% of their base salary plus full vesting of any restricted stock or stock options held.

We filed a patent infringement complaint against Iris Ltd., Inc. on February 24, 2004 in Federal District Court in the State of Minnesota and served this complaint on Iris Ltd., Inc. on March 26, 2004. Our complaint alleges infringement of one or more of our patents relating to our printer ribbon product. We are seeking injunctive relief, damages and legal fees. In open court on September 8, 2004, Iris agreed to cease selling its infringing ribbons. In early 2005, Iris announced another ribbon core and began soliciting orders for this ribbon. We believe this product infringes upon our patents and may violate the cessation of sales agreed to in open court. On November 30, 2005, the court granted partial summary judgment for IRIS on claims related to the 5,755,519 patent based on a technical legal reading of the patent and invalidated some of the claims contained in the patent. The lawsuit is continuing on the claims related to the 6,152,625 patent and other non-patent related claims, including trademark infringement.  We have stated that we anticipate appealing the ruling once the Federal District Court has issued a final determination of all issues in the lawsuit.

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

8.      Segment Data and Export Sales

The Company’s business is organized in one business unit and is managed and internally reported as a single segment. All of the company’s long-lived assets are located in the United States.

The following table presents revenues by geographic region.

	2005	2004	2003
	(in thousands)
United States	$44,512	$40,544	$37,717
Europe	10,869	9,751	9,408
Asia and Australia	8,213	7,881	6,569
North and South America (other than the United States)	8,773	8,212	7,795
Middle East and Africa	8,661	6,005	4,002
	$81,028	$72,393	$65,491

Sales are based on contractual shipment destinations by customer, as determined by their distributor agreement.

The following table presents revenue by product type.

	2005	2004	2003
	(in thousands)
Printer/encoder sales	$31,673	$28,944	$25,925
Secure materials sales	49,355	43,449	39,566
	$81,028	$72,393	$65,491

9.      Quarterly Results

The following table sets forth certain unaudited quarterly financial data for 2005 and 2004. This unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information set forth therein. The operating results for any quarter are not necessarily indicative of results for any future period.

	Three Months Ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
	(Amounts in thousands, except per share data)
Net sales	$15,554	$17,545	$19,626	$19,668
Gross profit	6,521	6,812	8,068	7,673
Operating expenses	4,379	4,257	4,909	4,666
Operating income	2,142	2,555	3,159	3,007
Net income	$1,427	$1,747	$2,305	$2,237
Net income per common share:
Basic earnings per share(1)	$0.11	$0.14	$0.18	$0.18
Diluted earnings per share(1)	$0.11	$0.14	$0.18	$0.17

	Three Months Ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
	(Amounts in thousands, except per share data)
Net sales	$18,657	$18,886	$22,456	$21,029
Gross profit	7,944	8,320	9,737	9,233
Operating expenses	4,923	5,342	5,412	5,786
Operating income	3,021	2,978	4,325	3,447
Net income	$2,149	$2,366	$3,071	$2,511
Net income per common share:
Basic earnings per share(1)	$0.17	$0.19	$0.24	$0.20
Diluted earnings per share(1)	$0.17	$0.18	$0.23	$0.19

(1)    The summation of quarterly per share amounts may not equal the calculation for the full year, as each quarterly calculation is performed discretely.

FARGO ELECTRONICS, INC.
Exhibit Index to Annual Report
on Form 10-K
For the fiscal year ended December 31, 2005

Item No.	Description	Method of Filing
2.2	Certificate of Ownership and Merger between Fargo Electronics, Inc., a Minnesota corporation and Fargo Electronics, Inc., a Delaware corporation	Incorporated by reference to Exhibit 2.2 to Fargo’s Form 10-K for the fiscal year ended December 31, 1999 (File No. 333-90937)
2.3	Articles of Merger	Incorporated by reference to Exhibit 2.3 to Fargo’s Form 10-K for the fiscal year ended December 31, 1999 (File No. 333-90937)
2.4	Agreement and Plan of Merger, between Fargo Electronics, Inc., a Minnesota corporation and Fargo Electronics, Inc., a Delaware corporation	Incorporated by reference to Exhibit 2.4 to Fargo’s Form 10-K for the fiscal year ended December 31, 1999 (File No. 333-90937)
3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference to Exhibit 3.1 to Fargo’s Form 10-K for the fiscal year ended December 31, 1999 (File No. 333-90937)
3.2	Bylaws, as amended on August 3, 2000	Incorporated by reference to Exhibit 3.1 to Fargo’s 10-Q for the quarter ended September 30, 2000 (File No. 333-90937).
4.1	Stockholder Rights Agreement	Incorporated by reference to Exhibit 4.1 to Fargo’s Form 10-K for the fiscal year ended December 31, 1999 (File No. 333-90937)
4.2	Amended and Restated Certificate of Incorporation	Incorporated by reference to Exhibit 3.1 to Fargo’s Form 10-K for the fiscal year ended December 31, 1999 (File No. 333-90937)
10.1	Office/Warehouse Lease, dated June 15, 1996, between Fargo Electronics, Inc. and Opus Northwest L.L.C., as amended	Incorporated by reference to Exhibit 10.1 to Fargo’s Registration Statement on Form S-1 (File No. 333-90937).
10.2	Amended and Restated 1998 Stock Option and Grant Plan, as amended	Incorporated by reference to Appendix C to Fargo’s 2001 Proxy Statement.
10.3	Form of Restricted Stock Agreement under the Amended and Restated 1998 Stock Option and Grant Plan	Incorporated by reference to Exhibit 10.3 to Fargo’s Registration Statement on Form S-1 (File No. 333-90937).
10.4	Form of Non-qualified Stock Option Agreement under the Amended and Restated 1998 Stock Option and Grant Plan	Incorporated by reference to Exhibit 10.4 to Fargo’s Registration Statement on Form S-1 (File No. 333-90937).
10.5	Form of Incentive Stock Option Agreement under the Amended and Restated 1998 Stock Option and Grant Plan	Incorporated by reference to Exhibit 10.5 to Fargo’s Registration Statement on Form S-1 (File No. 333-90937).
10.6	Technology and Trademark License Agreement, dated February 17, 1998, between Fargo Electronics, Inc. and Primera Technology, Inc.	Incorporated by reference to Exhibit 10.6 to Fargo’s Registration Statement on Form S-1 (File No. 333-90937).
10.7	Form of Indemnification Agreement for directors and executive officers of Fargo Electronics, Inc.	Incorporated by reference to Exhibit 10.9 to Fargo’s Registration Statement on Form S-1 (File No. 333-90937).
10.8	Stockholders’ Agreement, dated February 18, 1998, between Fargo Electronics, Inc., Robert	Incorporated by reference to Exhibit 10.10 to Fargo’s Registration Statement on Form S-1

Item No.	Description	Method of Filing
	Cummins and certain Investors, as amended	(File No. 333-90937).
10.9	Non-Compete Agreement dated Feb. 18, 1998 between Fargo Electronics, Inc., Robert Cummins and Primera Technology, Inc.	Incorporated by reference to Exhibit 10.17 to Fargo’s Registration Statement on Form S-1 (File No. 333-90937).
10.10	Amended and Restated Consulting Agreement, dated February 18, 1998, between Fargo Electronics, Inc. and Primera Technology, Inc.	Incorporated by reference to Exhibit 10.18 to Fargo’s Registration Statement on Form S-1 (File No. 333-90937).
10.11	2001 Employee Stock Purchase Plan, as amended	As filed herewith.
10.12	Amended and Restated Employment Agreement dated June 19, 2001 between Fargo Electronics, Inc. and Gary R. Holland, as amended	Incorporated by reference to Exhibit 99(e)(6) of Fargo’s Schedule 14D-9 filed on August 3, 2001 (File No. 005-59663).
10.13	Control Agreement with a Securities Intermediary among Fargo Electronics, Inc., LaSalle Bank, NA and Wells Fargo Brokerage Services, LLC	Incorporated by reference to Exhibit 10.2 to Fargo’s 10-Q for the quarter ended June 30, 2001 (File No. 333-90937)
10.14

Control Agreement (Deposit Account), dated as of June 8, 2001, among Fargo Electronics, Inc., LaSalle Bank National Association, as agent for the banks party to that certain Credit Agreement dated as of September 15, 2000, and Wells Fargo Bank, N.A.

Incorporated by reference to Exhibit 10.3 to Fargo’s 10-Q for the quarter ended June 30, 2001 (File No. 333-90937).
10.15	Lease, dated February 28, 2001, between Fargo Electronics, Inc. and AETNA Life Insurance Company	Incorporated by reference to Exhibit 10.1 to Fargo’s 10-Q for the quarter ended September 30, 2001 (File No. 333-90937).
10.16	Conditional Release from Pledge Agreement, dated August 27, 2002, between Fargo Electronics, Inc. and William H. Gibbs	Incorporated by reference to Exhibit 10.1 to Fargo’s 10-Q for the quarter ended September 30, 2002 (File No. 333-90937)
10.17	Conditional Release from Pledge Agreement, dated October 28, 2002, between Fargo Electronics, Inc. and Gary R. Holland	Incorporated by reference to Exhibit 10.2 to Fargo’s 10-Q for the quarter ended September 30, 2002 (File No. 333-90937)
10.18	Amended and Restated Credit Agreement, dated December 18, 2002, between Fargo Electronics, Inc. and LaSalle Bank National Association	Incorporated by reference to Exhibit 10.37 to Fargo’s Form 10-K for the fiscal year ended December 31, 2002 (File No. 333-90937).
10.19	Amended and Restated Security Agreement, dated December 18, 2002, between Fargo Electronics, Inc. and LaSalle Bank National Association	Incorporated by reference to Exhibit 10.38 to Fargo’s Form 10-K for the fiscal year ended December 31, 2002 (File No. 333-90937).
10.20	Note, dated December 18, 2002, payable to LaSalle Bank National Association	Incorporated by reference to Exhibit 10.39 to Fargo’s Form 10-K for the fiscal year ended December 31, 2002 (File No. 333-90937).
10.21	2003 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 to Fargo’s Form 10-Q for the quarter ended September 30, 2003 (File No. 000-29029).
10.22	Form of Non-qualified Stock Option agreement under the 2003 Stock Incentive Plan	Incorporated by reference to Exhibit 10.30 to Fargo’s Form 10-K for the fiscal year ended December 31, 2003 (File No. 000-29029).

Item No.	Description	Method of Filing
10.23	Form of Direct Reports Agreement dated December 15, 2003 between Fargo Electronics, Inc. and each of Scott Ackerman, Kathleen L. Phillips, Thomas C. Platner and Jeffrey D. Upin	Incorporated by reference to Exhibit 10.31 to Fargo’s Form 10-K for the fiscal year ended December 31, 2003 (File No. 000-29029).
10.24	Form of Direct Reports Agreement dated December 15, 2003 between Fargo Electronics, Inc. and Paul W.B. Stephenson	Incorporated by reference to Exhibit 10.11 to Fargo’s Form 10-Q for the quarter ended June 30, 2004 (File No. 000-29029).
10.25	Amendment No. 1 to Amended and Restated Credit Agreement, dated as of April 1, 2004 between Fargo Electronics, Inc. and LaSalle Bank National Association	Incorporated by reference to Exhibit 10.31 to Fargo’s Form 10-K for the fiscal year ended December 31, 2003 (File No. 000-29029).
10.26	Form of Officers Agreement dated December 8, 2004, as amended.	Incorporated by reference to Exhibit 10.1 of Fargo’s Form 8-K filed on December 13, 2005 (File No. 000-29029).
10.27	2006 Non-Employee Director Compensation	Incorporated by reference to Exhibit 10.3 of Fargo’s Form 8-K filed on March 2, 2006 (File No. 000-29029).
10.28	Amendment No. 2 to Amended and Restated Credit Agreement, dated March 22, 2005, between Fargo Electronics, Inc. and LaSalle Bank National Association	Incorporated by reference to Exhibit 10.1 to Fargo’s Form 10-Q for the quarter ended March 31, 2005 (File No. 000-29029).
10.29	Description of 2006 Success Sharing Bonus Plan	Incorporated by reference to Exhibit 10.1 of Fargo’s Form 8-K filed on March 2, 2006 (File No. 000-29029).
10.30	2006 Compensation Arrangements for Named Executive Officers	Incorporated by reference to Exhibit 10.2 of Fargo’s Form 8-K filed on March 2, 2006 (File No. 000-29029).
10.31

Settlement Agreement, Release and Covenant Not to Sue, dated May 17, 2005, by and between Fargo Electronics, Inc., Toppan Printing Co., Ltd., Viisage Technology, Inc. and Trans Digital Technologies Corporation

Incorporated by reference to Exhibit 10.1 of Fargo’s Form 8-K filed on May 23, 2005 (File No. 000-29029).
10.32

Fourth Amendment to Office/Warehouse Lease, Dated June 10, 1996, between Fargo Electronics, Inc. and Flying Cloud Centre Investors LLC (successor to Aetna Life Insurance Company and Opus Northwest LLC)

Incorporated by reference to Exhibit 10.1 of Fargo’s Form 8-K filed on January 10, 2006 (File No. 000-29029).
23.1	Consent of Independent Registered Public Accounting Firm	Filed electronically herewith.
31.1	Certification of Gary R. Holland Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed electronically herewith.
31.2	Certification of Paul W.B. Stephenson Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed electronically herewith.

Item No.	Description	Method of Filing
32.1	Certification of Gary R. Holland Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith.
32.2	Certification of Paul W.B. Stephenson Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith.