Form 10-Q
period 2006-03-31
FARGO ELECTRONICS INC
filed 2006-05-10
CIK 1098834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No.: 000-29029

FARGO ELECTRONICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-1959505
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6533 Flying Cloud Drive
Minneapolis, Minnesota	55344
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐   No ☒

As of April 28, 2006, 12,792,506 shares of our Common Stock were outstanding.

PART 1:                FINANCIAL INFORMATION

ITEM 1                   FINANCIAL STATEMENTS

FARGO ELECTRONICS, INC.

CONDENSED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	March 31,	December 31,
	2006	2005
ASSETS

Current assets:
Cash and cash equivalents	$37,324	$36,475
Accounts receivable, net	11,150	10,286
Inventories, net	5,968	6,178
Other current assets	643	460
Deferred income taxes	3,423	3,423

Total current assets	58,508	56,822

Equipment and leasehold improvements, net	3,933	3,636

Deferred income taxes	13,769	14,360
Other	17	19

Total assets	$76,227	$74,837

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,682	$6,225
Accrued liabilities	3,316	3,666

Total current liabilities	8,998	9,891

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value; 50,000 shares authorized, 12,791 and 12,784 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	128	128
Additional paid-in capital	152,297	152,069
Accumulated deficit	(85,196)	(87,251)

Total stockholders’ equity	67,229	64,946

Total liabilities and stockholders’ equity	$76,227	$74,837

The accompanying notes are an integral part of the unaudited condensed financial statements.

FARGO ELECTRONICS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2006	2005

Net sales	$20,110	$18,657

Cost of sales	11,211	10,713

Gross profit	8,899	7,944

Operating expenses
Research and development	1,580	1,253
Selling, general and administrative	4,525	3,670

Total operating expenses	6,105	4,923

Operating income	2,794	3,021

Other income (expense)
Interest, net	388	122
Other, net	—	(8)
Total other income	388	114

Income before provision for income taxes	3,182	3,135

Provision for income taxes	1,127	986

Net income	$2,055	$2,149

Net income per common share
Basic earnings per share	$0.16	$0.17
Diluted earnings per share	$0.16	$0.17

Weighted average common shares outstanding
Basic	12,788	12,615
Diluted	13,125	12,971

The accompanying notes are an integral part of the unaudited condensed financial statements.

FARGO ELECTRONICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2006	2005

Cash flows from operating activities:
Net income	$2,055	$2,149
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	313	247
Provision for excess and obsolete inventory	25	92
Loss on disposal of equipment	—	8
Deferred income taxes	591	668
Stock-based compensation	149	—
Changes in operating assets and liabilities
Accounts receivable	(864)	1,112
Inventories	185	218
Prepaid expenses and other assets	(183)	(229)
Accounts payable	(931)	(798)
Accrued liabilities	(350)	396

Net cash provided by operating activities	990	3,863

Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(220)	(496)

Net cash used in investing activities	(220)	(496)

Cash flows from financing activities:
Proceeds from issuance of common stock	79	237

Net cash provided by financing activities	79	237

Net increase in cash and cash equivalents	849	3,604

Cash and cash equivalents, beginning of period	36,475	23,435

Cash and cash equivalents, end of period	$37,324	$27,039

Significant noncash activities:
Purchases of equipment included in accounts payable	$388	$277

The accompanying notes are an integral part of the unaudited condensed financial statements.

FARGO ELECTRONICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The interim condensed financial statements presented herein as of March 31, 2006, and for the three months ended March 31, 2006 and 2005, are unaudited; however, in our opinion, the interim condensed financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented.

The results of operations for the three months ended March 31, 2006, and the cash flows for the three months ended March 31, 2006, do not necessarily indicate the results to be expected for the full year. The December 31, 2005, balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited interim condensed financial statements should be read in conjunction with our financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2005.

NOTE 2 – STOCK BASED COMPENSATION

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

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R) requiring that compensation cost relating to share-based payment transactions be recognized in the financial statements. The Company elected the modified prospective transition method as permitted by SFAS No. 123R. Under this method, compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite service period (generally the vesting period of the equity award). Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), and related interpretations. The Company followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”.

Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS No. 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. There were no tax benefits resulting from the exercise of stock options for the three months ended March 31, 2006.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation during the three months ended March 31, 2005:

Three Months Ended
March 31,
2005
Net income available to common stockholders (in thousands):
As reported	$2,149
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(149)
Pro forma	$2,000

Basic earnings per common share:
As reported	$0.17
Pro forma	$0.16
Diluted earnings per common share:
As reported	$0.17
Pro forma	$0.15

For purposes of this pro-forma disclosure, the value of stock-based compensation was amortized to expense on a straight-line basis over the period it is vested or earned. Forfeitures were estimated based on historical experience.

The following table summarizes the stock option transactions for the three months ended March 31, 2006:

			Weighted
			Average
	Shares		Exercise Price
(in thousands, except per share	Available	Options	Per Share
data)	for Grant	Outstanding	of Options

Balances at December 31, 2005	895	654	$8.44
Granted	—	—	—
Cancelled	—	—	—
Exercised	—	(6)	9.93
Balances at March 31, 2006	895	648	$8.43

The total intrinsic value (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) of options exercised during the three months ended March 31, 2006 was approximately $55,000.

Information related to stock options outstanding and exercisable at March 31, 2006, is as follows:

Options Outstanding

Range of Exercise Prices	Number Outstanding	Weighted Average Remaning Contractual Life	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value
	(in thousands)	(in years)		(in thousands)

$1.60-$2.40	6	2.4	$1.60
$2.75-$4.13	112	4.0	2.91
$4.81-$7.22	49	3.2	6.33
$7.30-$10.95	264	4.2	8.14
$11.00-$15.41	217	3.5	12.28
	648	3.8	$8.43	$5,399

As of March 31, 2006, there was approximately $500,000 of total unrecognized compensation cost (before income taxes) related to non-vested share-based compensation arrangements granted under the 1998 Plan and 2003 Plan. This cost is expected to be recognized over a weighted average period of 2.4 years.

Options Exercisable

Range of Exercise Prices	Number Exercisable	Weighted Average Remaning Contractual Life	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value
	(in thousands)	(in years)		(in thousands)

$1.60-$2.40	6		$1.60
$2.75-$4.13	112		2.91
$4.81-$7.22	49		6.33
$7.30-$10.95	164		8.04
$11.00-$15.41	164		11.53
	495	3.2	$7.80	$4,435

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based on historical data. The expected life represents an estimate of the time options are expected to remain outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at the time of grant. The following table sets forth the assumptions used to determine compensation cost for our share-based awards consistent with the requirements of SFAS No. 123R:

Three Months
Ended March 31,
Assumptions	2006
(Unaudited)

Volatility	60.76%
Risk-free interest rates	3.85%
Expected life	Four years
Expected dividends	None

The impact on adopting SFAS No. 123R was approximately $124,000, or $.01 per diluted share for the three months ended March 31, 2006. This amount was recorded in our financial statements as follows:

Three Months
Ended March 31,
2006
(Unaudited)

Cost of sales	$15,000
Selling, general and administrative	120,000
Research and development	14,000
Share-based compensation expense before taxes	149,000
Related income tax benefits	(25,000)
Share-based compensation expense, net of taxes	$124,000

Income tax benefits are recognized based on the estimated fair value of nonqualified stock options. Approximately $80,000 of the current period expense related to incentive stock options for which no income tax benefit can be recognized unless there is a subsequent disqualifying disposition.

NOTE 3 – EARNINGS PER SHARE

Basic earnings per share is calculated using the weighted average number of shares outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average basic shares outstanding plus the dilutive effect of outstanding stock options using the “treasury stock” method.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended
	March 31,
	2006	2005
BASIC EARNINGS PER SHARE:
Net income available to common stockholders	$2,055	$2,149
Weighted average common shares outstanding	12,788	12,615
Per share amount	$0.16	$0.17

DILUTED EARNINGS PER SHARE:
Net income available to common stockholders	$2,055	$2,149
Weighted average common shares outstanding	12,788	12,615
Add: Dilutive effect of stock options	337	356

Weighted average dilutive shares outstanding	13,125	12,971
Per share amount	$0.16	$0.17

There were no options to purchase shares of common stock outstanding with exercise prices greater than the average market price of common shares for the three months ended March 31, 2006. Options to purchase 45,000 shares of common stock were outstanding but not included in the computation of diluted earnings per share for the three months ended March 31, 2005, because the exercise prices were greater than the average market price of the common shares for the respective periods.

NOTE 4 – INVENTORIES (IN THOUSANDS)

	March 31,	December 31,
	2006	2005
	(Unaudited)

Raw materials and purchased parts	$3,738	$3,988
Finished goods	2,814	2,805
	6,552	6,793
Less: Allowance for excess and obsolete inventories	(583)	(615)

Total inventories	$5,969	$6,178

NOTE 5 – WARRANTIES

The Company’s products are generally covered by either a one-year or two-year standard warranty from the date of sale. Estimated warranty costs are accrued in the same period in which the related revenue is recognized, based on anticipated parts and labor costs, utilizing historical experience.

	Three Months
	Ended March 31,
	2006	2005
	(Unaudited)
Accrued warranties (in thousands):
Beginning of period	$220	$392
Settlements made	(68)	(74)
Accruals for warranties issued	108	57
End of period	$260	$375

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our unaudited interim condensed financial statements and related notes included in this report.  Statements made in this report concerning our expectations about future results or events, are “forward-looking statements”. When used in this report, words such as “anticipate,” “believe,” “estimate,” “expect,” and “forecast” as they relate to us or our management are intended to identify such forward-looking statements, but are not the exclusive means of identifying these statements. Such statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995, and are necessarily subject to risks and uncertainties. Actual results may differ materially from those reflected in these forward-looking statements. These statements are based on current expectations, forecasts and assumptions, and are subject to the risks and uncertainties inherent in general industry and market conditions, general domestic and international economic conditions, and other factors. These risks and uncertainties include, but are not limited to: product acceptance and customer demand for our card personalization systems and proprietary supplies; actions taken and alternative products marketed by our competitors; supplier relationships, including reliance on sole and single-source suppliers; manufacturing or design defects that we may discover after shipment; challenges in successfully implementing a new enterprise resource planning computer system; lack of inventories of component parts or finished goods; our focus on the identification card personalization market; continuing technological changes in our industry; our dependence on a distribution network and the reaction of this network to changes in distribution programs; domestic and international regulations and standards; our dependence on international sales and foreign suppliers; material changes in orders placed by large end users; challenges in effectively managing growth; our dependence on technologies we do not own; complex design that could result in manufacturing delays; protecting and enforcing our intellectual property rights; inadequate protection against infringement claims; the costs of implementing and complying with new regulations enacted in various countries requiring the reduction of hazardous substances in electrical and electronic equipment, including the European Union Waste Electrical and Electronic Equipment Directive and Restriction of Hazardous Substances Directive; and adverse economic and business conditions, including conditions resulting from the terrorist attack on the U.S. on September 11, 2001 and the resulting hostilities and the war with Iraq. For more detail of the risks, uncertainties and other factors that could affect our future operations and results, see our filings with the Securities and Exchange Commission, particularly the Annual Report on Form 10-K for the year ended December 31, 2005.

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

During 2005, we made additional investments in the infrastructure of our business, resulting in an increase in operating expenses. The purpose of these investments is to position ourselves better to capitalize on anticipated market opportunities for our products and to grow our revenue in the future. It is our intention to continue to make these investments. We also anticipate continued legal expenses in connection with patent litigation we have initiated. We believe these expenditures will enhance the future growth of the company for our shareholders; however, the anticipated growth cannot be assured and our operating income may be negatively affected.

Effective January 1, 2006, we adopted SFAS No. 123R, and elected the modified prospective transition method. This method allows us to apply the new requirements on a prospective basis. The impact on the quarter’s financial results of adopting SFAS No. 123R was approximately $124,000, or $0.01 per diluted share. This amount was recorded in our financial statements as follows:

Three Months
Ended March 31,
2006
(Unaudited)

Cost of sales	$15,000
Selling, general and administrative	120,000
Research and development	14,000
Share-based compensation expense before taxes	149,000
Related income tax benefits	(25,000)
Share-based compensation expense, net of taxes	$124,000

For additional information on our adoption of SFAS No. 123R see Note 2 Stock Based Compensation in the Notes to Condensed Financial Statements in this Quarterly Report on Form 10-Q.

Results of Operations

The following table sets forth, for the periods indicated, certain unaudited selected financial data expressed as a percentage of net sales:

	Three Months Ended
	March 31,
	2006	2005
Net sales	100.0%	100.0%
Cost of sales	55.7	57.4

Gross profit	44.3	42.6

Operating expenses:
Research and development	7.9	6.7
Selling, general and administrative	22.5	19.7
Total operating expenses	30.4	26.4

Operating income	13.9	16.2

Other income, net	1.9	0.6

Income before provision for income taxes	15.8	16.8

Provision for income taxes	5.6	5.3

Net income	10.2%	11.5%

Sales to customers by geographic region, for the periods indicated, were as follows (in thousands):

	Three Months
	Ended March 31,
Geographic Region	2006	2005
	(Unaudited)
Europe	$3,174	$2,215
Middle East and Africa	2,577	1,626
Asia and Australia	2,079	2,095
North and South America (other than the U.S.)	2,671	1,794
Total international sales	10,501	7,730
U.S.	9,609	10,927
Total sales	$20,110	$18,657

Comparison of Three Months Ended March 31, 2006 and 2005

Net sales. Net sales increased 7.8% to $20.1 million for the three-month period ended March 31, 2006, from $18.7 million in the same period of 2005. Sales of printers/encoders increased 10.9% to $7.4 million from $6.7 million in the first quarter of 2005. The increase in sales of printers/encoders was due to an increase in unit volume and increased sales from international project business. Sales of secure materials increased 6.1% to $12.7 million from $12.0 million in the first quarter of 2005. Sales of secure materials increased due to volume increases and changes in unit mix.

International sales increased 35.8% to $10.5 million in the first quarter of 2006 from $7.7 million in the same period of 2005 and accounted for 52.2% of net sales for the three months ended March 31, 2006, compared to 41.4% of net sales in the same period of 2005. International sales increased $2.8 million in the first quarter of 2006 compared to the same period of 2005. The growth in international sales is a result of increased sales related to government projects and our increased sales and marketing initiatives internationally. As a percentage of net sales, international sales increased 10.8%. The increased international sales, along with a decrease in domestic sales, resulted in a higher proportion of international business during the first quarter of 2006 compared to the same period of 2005.

Gross profit. Gross profit increased 12.0% to $8.9 million for the three months ended March 31, 2006 from $7.9 million in the same period of 2005. Gross profit as a percentage of net sales increased to 44.3% for the three months ended March 31, 2006, from 42.6% in the same period of 2005. The gross profit percentage benefited from the improved cost position on our HDP600, DTC400 and C30 printers/encoders relative to the products they replaced and the mix of business within printers/encoders.

Research and development. Research and development expenses increased 26.1% to $1.6 million for the three months ended March 31, 2006, from $1.3 million of expenses in the same period of 2005. Research and development expenses as a percentage of net sales were 7.9% for the first quarter of 2006, compared to 6.7% for the same period of 2005. The increase in research and development expenses is mainly due to increased compensation expense.

Selling, general and administrative. Selling, general and administrative expenses increased 23.3% to $4.5 million for the three months ended March 31, 2006, from $3.7 million in the same period of 2005. As a percentage of net sales, selling, general and administrative expenses were 22.5% in the first quarter of 2006, compared to 19.7% for the same period of 2005. The increase in selling, general and administrative expenses is primarily due to additional compensation expense and increased health insurance costs as a result of increased claims activity. Our selling, general and administrative expenses for the quarter included $120,000 of stock-based compensation as a result of the adoption of SFAS No. 123R.

Operating income. Operating income decreased 7.5% to $2.8 million for the three months ended March 31, 2006, from $3.0 million during the same period of 2005. As a percentage of net sales, operating income was 13.9% in the first quarter of 2006 compared to 16.2% in the same period of 2005. The decrease resulted mainly from our increased operating expenses, partially offset by increased gross profit as described above. Operating income of $2,794,000 reflects the recognition of approximately $149,000 of compensation cost related to share-based awards for the three months ended March 31, 2006, related to the adoption of SFAS No. 123R.

Other income. Other income increased to $0.4 million for the first quarter of 2006 from $0.1 million during the same period of 2005. The increase was due to increased interest income mainly as a result of a larger cash balance and higher interest rates.

Income tax expense. Income tax expense was $1.1 million for the three months ended March 31, 2006, which results in an effective tax rate of 35.4%, compared to income tax expense of $1.0 million and an effective tax rate of 31.5% for the same period of 2005. The company did not record any benefit for research and experimentation credits in the first quarter of 2006 as the federal legislation authorizing such credits expired on December 31, 2005 and has not yet been renewed.  During the first quarter of 2005, the company recorded both a benefit for current year research and experimentation credits and recognized approximately $70,000 in tax credits related to a prior year tax contingency that was settled during the quarter.

Liquidity and Capital Resources

We have historically financed our operations, debt service and capital requirements through cash flows generated from operations. Working capital was $49.5 million and $46.9 million at March 31, 2006 and December 31, 2005, respectively.

We believe, based on our current cash levels as well as the operating cash flows expected in 2006 and the funds available to us under our $5.0 million revolving credit facility, that we will have sufficient funds to finance our current operations and planned capital expenditures for at least the next 12 months.

We had cash and cash equivalents of $37.3 million at March 31, 2006, an increase of $0.8 million from $36.5 million at December 31, 2005. This increase was primarily due to positive net cash flows provided by our operating activities.

Cash generated from operating activities for the three-month period ended March 31, 2006 totaled $1.0 million due to net income of $2.1 million and non-cash charges of $1.1 million, offset by changes in operating assets and liabilities of approximately $2.2 million. The non-cash charges are primarily for deferred income taxes, depreciation and amortization and stock-based compensation. Cash provided by operating activities was negatively impacted by changes in operating assets and liabilities due to an increase in accounts receivable of $0.9 million, a decrease in accounts payable of $0.9 million and a decrease in accrued liabilities of $0.4 million. The increase in accounts receivable is mainly due to the timing of sales. The decrease in account payable is due to the timing of purchases compared to the fourth quarter of 2005. The decrease in accrued liabilities relates to the payment of incentive compensation for fiscal 2005, partially offset by an increase in income taxes payable. We have an incentive compensation program which covers all associates. In the first quarter of 2006, we paid out approximately $1.1 million for incentive compensation earned for fiscal 2005. Cash used by investing activities was $0.2 million primarily for the purchase of equipment and leasehold improvements. The decrease in cash used by investing activities over 2005 is primarily due to less expenditures related to costs for a new enterprise resource planning computer system, which we implemented in April 2006. Cash provided by financing activities was $0.1 million primarily due to proceeds received from the exercise of stock options.

Cash generated from operating activities for the three-month period ended March 31, 2005 totaled $3.9 million due to net income of $2.2 million, non-cash charges of $1.0 million and changes in operating assets and liabilities of approximately $0.7 million. The non-cash charges are primarily for deferred income taxes and depreciation and amortization. The changes in operating assets and liabilities relate primarily to a decrease in accounts receivable of $1.1 million, offset by a decrease in accounts payable and accrued liabilities of $0.4 million. Accounts receivable decreased due to the timing of sales and a decrease in sales during the first quarter of 2005 compared to the fourth quarter of 2004. The decrease in accounts payable is due to decreased revenue activity in the first quarter of 2005 compared to the fourth quarter of 2004 and the timing of purchases. Cash used by investing activities was approximately $0.5 million exclusively for the purchase of equipment and leasehold improvements. Cash provided by financing activities was $0.2 million due to proceeds received from the exercise of stock options.

Under our revolving credit facility, there was no outstanding balance at March 31, 2006 or at any point during 2006 and 2005. The credit facility expires March 31, 2007. At that time, the credit facility will renew, provided each party executes an amendment documenting such renewal. Under the terms of the credit facility, we may borrow at the prime rate of interest or LIBOR plus a margin of 1.5%.

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

The following critical policies relate to the more significant judgments and estimates used in the preparation of the financial statements:

Revenue Recognition— Revenue is recognized when product has been shipped, risk of loss has passed to the purchaser and we have fulfilled all of our obligations. We provide for promotional discounts, estimated early payment discounts, estimated warranty costs and estimated returns in the period the related revenue is recognized. Certain of our customers have arrangements that include stock balancing return provisions. We provide an allowance for stock balancing based on estimated expected returns. Sales to these customers represented 18.8%, 14.0% and 17.3% of net sales for the years ended December 31, 2005, 2004 and 2003, respectively. Under the terms of the stock balancing agreements, we estimate that the maximum amount of returns is approximately $293,000 at March 31, 2006, of which we have recorded an allowance of $255,000 for stock balancing estimated returns. This reserve is included in our allowance for doubtful accounts and sales returns.

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

Allowance for doubtful accounts and sales returns—We determine the estimate of the allowance for doubtful accounts and sales returns considering a number of factors, including: (1) historical experience, (2) aging of the accounts receivable, (3) analysis of stock balancing agreements and (4) specific information obtained by us on the financial condition and the current creditworthiness of our customers. If the financial condition of our customers were to deteriorate and reduce the ability of our customers to make payments on their accounts, we may be required to increase our allowance by recording additional bad debt expense. Likewise, should the financial condition of our customers improve and result in payments or settlements of previously reserved amounts, we may be required to record a reduction in bad debt expense to reverse the recorded allowance. Our allowance for doubtful accounts and sales returns was $450,000 at March 31, 2006.

Allowance for excess and obsolete inventories—We value our inventories at the lower of the actual cost to purchase or manufacture, or the current estimated market value. We regularly review our inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on estimated forecasts of product demand and production requirements for the subsequent twelve and twenty-four month periods. We make every effort to ensure the accuracy of our forecasts of future product demand, however any significant unanticipated changes in demand or technological developments could have a significant impact on the value of inventories and reported operating results. Our allowance for excess and obsolete inventories at March 31, 2006 was $583,000.

Warranty accrual—Our products are generally covered by either a one-year and two-year standard warranty from the date of sale. Estimated warranty costs are accrued in the same period in which the related revenue is recognized, based on anticipated parts and labor costs, utilizing historical experience. Our warranty accrual at March 31, 2006 was $260,000.

Deferred tax assets—The realization of our deferred tax assets is dependent upon our ability to generate sufficient future taxable income which we believe is more likely than not. Historically, we have generated operating income. Future taxable income is based on our forecasts of operating results, and there can be no assurance that such results will be achieved. Our deferred tax assets at March 31, 2006 were $17,192,000.

Recently Issued Accounting Standards

 Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R) requiring that compensation cost relating to share-based payment transactions be recognized in the financial statements. We elected the modified prospective transition method as permitted by SFAS No. 123R. Under this method, compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite service period (generally the vesting period of the equity award). Prior to January 1, 2006, we accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), and related interpretations. We also followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”.

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

Interest Rate Risk

We are potentially exposed to market risk from interest rate changes in our credit agreement. Under the terms of our credit agreement, we may borrow at the prime rate of interest or LIBOR plus a margin of 1.50%. At March 31, 2006 and throughout 2005 and 2004, we had no bank debt outstanding.

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

Changes in Internal Control over Financial Reporting.   There was no change in our internal control over financial reporting that occurred during the first quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There are no material changes from the risk factors previously disclosed in Item 1A. to Part 1 of our Form 10-K for the year ended December 31, 2005.

ITEM 5 – OTHER INFORMATION

Credit Agreement

Effective March 13, 2006, we entered into Amendment No. 3 to the Amended and Restated Credit Agreement with LaSalle Bank National Association dated December 18, 2002, as previously amended by Amendment No. 2 and Amendment No.1. Amendment No. 3, among other things, extends the maturity date of the credit facility under the agreement by one year to March 31, 2007.

Amendment No. 3 is filed herewith as Exhibit 10.1. The foregoing description of Amendment No. 3 is qualified in its entirety by reference to the full text of such document, which is incorporated by reference herein.

Determination of 2005 Bonus Payout

Pursuant to our bonus plan established for 2005, on February 24, 2006 our Compensation and Human Resources Committee determined, and our Board of Directors approved, incentive bonus awards payable to all eligible employees. The “Success Sharing Payout Percentage” is determined by our Chief Executive Officer, Compensation Committee and Board of Directors at the end of each fiscal year.  The Success Sharing Payout Percentage is based on our level of achievement in four categories of performance measures.  While there is no set formula to establish the final payout percentage level, our leadership follows suggested guidelines to determine success or failure under each measure.  The Board of Directors has the discretion to use, not use or modify the payout percentage determined under the suggested guidelines.

The Success Sharing Payout Percentage may range from 0% to 250%, which is then applied to each eligible employee’s bonus potential to determine the actual bonus payout for each employee. Designated bonus percentages are based upon relative positions within our organizational structure. The following bonuses were payable with respect to 2005 to our “named executive officers” (defined in Regulation S-K Item 402(a)(3)):

Name	2005 Bonus Earned
Gary R. Holland	$121,130
Kathleen L. Phillips	$48,177
Thomas C. Platner	$48,177
Paul W.B. Stephenson	$49,553
Jeffrey D. Upin	$48,177

ITEM 6 - EXHIBITS

Item No.	Description	Method of Filing

10.1	Amendment No. 3 to Amended and Restated Credit Agreement, dated as of March 13, 2006, between Fargo Electronics, Inc. and LaSalle Bank National Association	Filed electronically herewith.

10.2	2001 Employee Stock Purchase Plan (as amended)	Filed electronically herewith.

10.3	Form of Non-Employee Director Restricted Stock Award	Filed electronically herewith.

31.1	Certification of Gary R. Holland Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Filed electronically herewith.

31.2	Certification of Paul W.B. Stephenson Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Filed electronically herewith.

32.1	Certification of Gary R. Holland Pursuant to 18 U.S.C Section 1350.	Furnished electronically herewith.

32.2	Certification of Paul W.B. Stephenson Pursuant to 18 U.S.C Section 1350.	Furnished electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARGO ELECTRONICS, INC.

May 10, 2006	/s/ GARY R. HOLLAND
Gary R. Holland
Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

/s/ PAUL W.B. STEPHENSON
Paul W.B. Stephenson
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)