Form 10-Q
period 2006-06-30
FARGO ELECTRONICS INC
filed 2006-08-14
CIK 1098834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of August 3, 2006, 13,099,560 shares of our Common Stock were outstanding.

PART 1:                                                FINANCIAL INFORMATION

ITEM 1                                                         FINANCIAL STATEMENTS

FARGO ELECTRONICS, INC.
CONDENSED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	June 30, 2006	December 31, 2005
ASSETS

Current assets:
Cash and cash equivalents	$39,755	$36,475
Accounts receivable, net	13,491	10,286
Inventories, net	5,509	6,178
Other current assets	631	460
Deferred income taxes	3,423	3,423

Total current assets	62,809	56,822

Equipment and leasehold improvements, net	4,094	3,636

Deferred income taxes	13,188	14,360
Other	15	19

Total assets	$80,106	$74,837

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$7,456	$6,225
Accrued liabilities	3,217	3,666

Total current liabilities	10,673	9,891

Commitments and contingencies	—	—

Stockholders’ equity:
Common stock, $.01 par value; 50,000 shares authorized, 12,808 and 12,784 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	128	128
Additional paid-in capital	152,485	152,069
Accumulated deficit	(83,180)	(87,251)

Total stockholders’ equity	69,433	64,946

Total liabilities and stockholders’ equity	$80,106	$74,837

The accompanying notes are an integral part of the unaudited condensed financial statements.

FARGO ELECTRONICS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net sales	$22,275	$18,886	$42,385	$37,543

Cost of sales	12,487	10,566	23,698	21,280

Gross profit	9,788	8,320	18,687	16,263

Operating expenses:
Research and development	1,494	1,544	3,074	2,797
Selling, general and administrative	5,621	3,798	10,146	7,468

Total operating expenses	7,115	5,342	13,220	10,265

Operating income	2,673	2,978	5,467	5,998

Other income:
Interest, net	449	188	837	310
Other, net	—	400	—	393
Total other income	449	588	837	703

Income before provision for income taxes	3,122	3,566	6,304	6,701

Provision for income taxes	1,106	1,200	2,233	2,186

Net income	$2,016	$2,366	$4,071	$4,515

Net income per common share:
Basic earnings per share	$0.16	$0.19	$0.32	$0.36
Diluted earnings per share	$0.15	$0.18	$0.31	$0.35

Weighted average common shares outstanding:
Basic	12,804	12,676	12,796	12,646
Diluted	13,170	13,094	13,148	13,051

The accompanying notes are an integral part of the unaudited condensed financial statements.

FARGO ELECTRONICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$4,071	$4,515
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	717	521
Provision for excess and obsolete inventory	145	168
Provision for doubtful accounts	50	—
Loss on disposal of equipment	—	8
Deferred income taxes	1,172	1,452
Stock-based compensation	312	—
Changes in operating assets and liabilities
Accounts receivable	(3,255)	473
Inventories	524	1,061
Prepaid expenses and other assets	(171)	(284)
Accounts payable	877	(816)
Accrued liabilities	(449)	(299)

Net cash provided by operating activities	3,993	6,799

Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(817)	(1,352)

Net cash used in investing activities	(817)	(1,352)

Cash flows from financing activities:
Proceeds from issuance of common stock	104	976

Net cash provided by financing activities	104	976

Net increase in cash and cash equivalents	3,280	6,423

Cash and cash equivalents, beginning of period	36,475	23,435

Cash and cash equivalents, end of period	$39,755	$29,858

Significant noncash activities:
Purchases of equipment included in accounts payable	$354	$228

The accompanying notes are an integral part of the unaudited condensed financial statements.

FARGO ELECTRONICS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The interim condensed financial statements presented herein as of June 30, 2006, and for the three and six months ended June 30, 2006 and 2005, are unaudited; however, in our opinion, the interim condensed financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented.

The results of operations for the three and six months ended June 30, 2006 and the cash flows for the six months ended June 30, 2006, do not necessarily indicate the results to be expected for the full year. The December 31, 2005, balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited interim condensed financial statements should be read in conjunction with our financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2005.

NOTE 2 — STOCK BASED COMPENSATION

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

Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS No. 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. There were no tax benefits resulting from the exercise of stock options for the three and six months ended June 30, 2006.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation during the three and six months ended June 30, 2005:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income available to common stockholders (in thousands):
As reported	$2,366	$4,515
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(163)	(311)
Pro forma	$2,203	$4,204

Basic earnings per common share:
As reported	$0.19	$0.36
Pro forma	$0.17	$0.33
Diluted earnings per common share:
As reported	$0.18	$0.35
Pro forma	$0.17	$0.32

For purposes of this pro-forma disclosure, the value of stock-based compensation was amortized to expense on a straight-line basis over the period it is vested or earned. Forfeitures were estimated based on historical experience.

The following table summarizes the stock option transactions for the six months ended June 30, 2006:

(in thousands, except per share data)	Shares Available for Grant	Options Outstanding	Restricted Stock Outstanding	Weighted Average Exercise Price Per Share of Options
Balances at December 31, 2005	895	654	—	$8.44
Granted	(13)	—	13	—
Cancelled	—	—	—	—
Exercised	—	(10)	—	8.74
Balances at June, 2006	882	644	13	$8.28

On May 2, 2006, we granted 2,100 shares of restricted stock to each of our six non-employee directors.  The shares had a fair market value on the date of grant of $18.43.  The restricted stock vests equally over a three-year period with acceleration provisions upon a change in control.

The total intrinsic value (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) of options exercised during the three and six months ended June 30, 2006 was approximately $42,000 and $97,000, respectively.

Information related to stock options outstanding and exercisable at June 30, 2006, is as follows:

Options Outstanding

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value
	(in thousands)	(in years)		(in thousands)
$1.60-$2.40	6	2.3	$1.60
$2.75-$4.13	112	3.7	2.91
$4.81-$7.22	49	2.9	6.33
$7.30-$10.95	260	4.0	8.14
$11.00-$15.41	217	3.2	12.28
	644	3.6	$8.43	$11,206

As of June 30, 2006, there was approximately $580,000 of total unrecognized compensation cost (before income taxes) related to non-vested share-based compensation arrangements granted under the 1998 Plan and 2003 Plan.  For additional information see Note 6 Merger With Assa Abloy’s HID Global Corporation in the Notes to Condensed Financial Statements in this Quarterly Report on Form 10-Q.

Options Exercisable

Range of Exercise Prices	Number Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value
	(in thousands)	(in years)		(in thousands)
$1.60-$2.40	6		$1.60
$2.75-$4.13	112		2.91
$4.81-$7.22	49		6.33
$7.30-$10.95	181		8.26
$11.00-$15.41	172		11.66
	520	3.3	$7.98	$9,345

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

Assumptions	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
	(Unaudited)

Volatility	86.35%	61.90%
Risk-free interest rates	5.46%	3.91%
Expected life	Ten years	Five years
Expected dividends	None	None

The impact on adopting SFAS No. 123R was recorded in our financial statements as follows (in thousands):

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
	(Unaudited)
Cost of sales	$15	$30
Selling, general and administrative	132	252
Research and development	15	30
Share-based compensation expense before taxes	162	312
Related income tax benefits	(30)	(55)
Share-based compensation expense, net of taxes	$132	$257

Income tax benefits are recognized based on the estimated fair value of nonqualified stock options. Approximately $80,000 and $160,000, respectively, of the expenses related to incentive stock options for the three and six month periods,  for which no income tax benefit can be recognized unless there is a subsequent disqualifying disposition.

NOTE 3 — EARNINGS PER SHARE

Basic earnings per share is calculated using the weighted average number of shares outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average basic shares outstanding plus the dilutive effect of outstanding stock options using the “treasury stock” method.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
BASIC EARNINGS PER SHARE:
Net income available to common stockholders	$2,016	$2,366	$4,071	$4,515
Weighted average common shares outstanding	12,804	12,676	12,796	12,646
Per share amount	$0.16	$0.19	$0.32	$0.36

DILUTED EARNINGS PER SHARE:
Net income available to common stockholders	$2,016	$2,366	$4,071	$4,515
Weighted average common shares outstanding	12,804	12,676	12,796	12,646
Add: Dilutive effect of stock options	366	418	352	405

Weighted average dilutive shares outstanding	13,170	13,094	13,148	13,051
Per share amount	$0.15	$0.18	$0.31	$0.35

There were no options to purchase shares of common stock outstanding with exercise prices greater than the average market price of common shares for the three and six months ended June 30, 2006. There were no options to purchase shares of common stock outstanding with exercise prices greater than the average market price of common shares for the three months ended June 30, 2005. Options to purchase 30,000 shares of common stock were outstanding but not included in the computation of diluted earnings per share for the six months ended June 30, 2005 because the exercise prices were greater than the average market price of the common shares for the period.

NOTE 4 — INVENTORIES (IN THOUSANDS)

	June 30, 2006	December 31, 2005
	(Unaudited)

Raw materials and purchased parts	$3,602	$3,988
WIP	87	—
Finished goods	2,520	2,805
	6,209	6,793
Less: Allowance for excess and obsolete inventories	(700)	(615)
Total inventories	$5,509	$6,178

NOTE 5 — WARRANTIES

The Company’s products are generally covered by either a one-year or two-year standard warranty from the date of sale. Estimated warranty costs are accrued in the same period in which the related revenue is recognized, based on anticipated parts and labor costs, utilizing historical experience.

	Three Months Ended June 30, 2006		Six Months Ended June 30, 2006
	2006	2005	2006	2005
	(Unaudited)
Accrued warranties (in thousands):
Beginning of period	$260	$375	$220	$392
Settlements made	(59)	(113)	(127)	(187)
Accruals related to pre-existing warranties (includes changes in estimates)	—	(115)	—	(115)
Accruals for warranties issued	69	78	177	135
End of period	$270	$225	$270	$225

NOTE 6 — MERGER WITH ASSA ABLOY’S HID GLOBAL CORPORATION

On May 22, 2006, the Company’s board of directors voted unanimously to enter into a definitive merger agreement, subject to stockholder approval, to be acquired by a wholly owned subsidiary of of Assa Abloy’s HID Global Corporation in exchange for an all-cash consideration of $25.50 per share.  On August 3, 2006, the Company’s stockholders, voting at a special meeting, approved the merger and the transaction closed the same day.  As a result of this transaction, the Company became a wholly owned subsidiary of HID Global Corporation and ceased to trade as a public company on Nasdaq as of the close of business on August 3, 2006.  Selling, general and administrative expenses for the second quarter of 2006 included approximately $1,000,000 of legal and professional expenses related to this transaction.  As a result of the stockholders’ approval, and the completion, of this transaction, all non-vested outstanding stock options and restricted stock at August 3, 2006, became vested, resulting in the acceleration in the third quarter of 2006 of approximately $580,000 of share-based compensation expense.

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

Effective January 1, 2006, we adopted SFAS No. 123R, and elected the modified prospective transition method. This method allows us to apply the new requirements on a prospective basis. These amounts were recorded in our financial statements as follows:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
	(Unaudited)
Cost of sales	$15	$30
Selling, general and administrative	132	252
Research and development	15	30
Share-based compensation expense before taxes	162	312
Related income tax benefits	(30)	(55)
Share-based compensation expense, net of taxes	$132	$257

For additional information on our adoption of SFAS No. 123R see Note 2 Stock Based Compensation in the Notes to Condensed Financial Statements in this Quarterly Report on Form 10-Q.

Merger with Assa Abloy’s HID Global Corporation

On May 22, 2006 our board of directors voted unanimously to enter into a definitive merger agreement, subject to stockholder approval, to be acquired by a wholly owned subsidiary of of Assa Abloy’s HID Global Corporation in exchange for an all-cash consideration of $25.50 per share.  On August 3, 2006, our stockholders, voting at a special meeting, approved the merger and the transaction closed the same day.  As a result of this transaction, we became a wholly owned subsidiary of HID Global Corporation and ceased to trade as a public company on Nasdaq as of the close of business on August 3, 2006.  Selling, general and administrative expenses for the second quarter of 2006 included approximately $1,000,000 of legal and professional expenses related to this transaction.  As a result of the stockholders’ approval, and the completion, of this transaction, all non-vested outstanding stock options and restricted stock at August 3, 2006, became vested, resulting in the acceleration in the third quarter of 2006 of approximately $580,000 of share-based compensation expense.

Results of Operations

The following table sets forth, for the periods indicated, certain unaudited selected financial data expressed as a percentage of net sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	56.1	55.9	55.9	56.7

Gross profit	43.9	44.1	44.1	43.3

Operating expenses:
Research and development	6.7	8.2	7.3	7.4
Selling, general and administrative	25.2	20.1	23.9	19.9
Total operating expenses	31.9	28.3	31.2	27.3

Operating income	12.0	15.8	12.9	16.0

Other income, net	2.0	3.0	2.0	1.8

Income before provision for income taxes	14.0	18.8	14.9	17.8

Provision for income taxes	4.9	6.3	5.3	5.8

Net income	9.1%	12.5%	9.6%	12.0%

Sales to customers by geographic region, for the periods indicated, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Geographic Region	2006	2005	2006	2005
	(Unaudited)
Europe	$3,146	$2,757	$6,320	$4,973
Middle East and Africa	2,765	1,972	5,343	3,599
Asia and Australia	2,149	2,370	4,226	4,462
North and South America (other than the U.S.)	2,497	2,151	5,168	3,946
Total international sales	10,557	9,250	21,057	16,980
U.S.	11,718	9,636	21,328	20,563
Total sales	$22,275	$18,886	$42,385	$37,543

Comparison of Three Months Ended June 30,  2006 and 2005

Net sales.  Net sales increased 17.9% to $22.3 million for the three-month period ended June 30, 2006, from $18.9 million in the same period of 2005.  Sales of printers/encoders increased 14.5% to $8.8 million from $7.7 million in the second quarter of 2005.  The increase in sales of printers/encoders was due to an increase in unit volume, together with an increase in average selling price due to changes in unit mix.  Sales of secure materials increased 20.3% to $13.5 million from $11.2 million in the second quarter of 2005.  Sales of secure materials increased due to volume increases and changes in unit mix.

International sales increased 14.1% to $10.6 million in the second quarter of 2006 from $9.3 million in the same period of 2005 and accounted for 47.4% of net sales for the three months ended June 30, 2006, compared to 49.0% in the same period of 2005.  International sales increased $1.3 million over the second quarter of 2005 primarily due to increased sales of secure printers/encoders and materials in the Middle East region.  Domestic sales increased 21.6% to $11.7 million in the second quarter of 2006 from $9.6 million in the second quarter of 2005.  Domestic sales increased due to increased volumes of secure printers/encoders and secure materials.

Gross Profit.  Gross profit increased 17.6% to $9.8 million in the second quarter of 2006 compared to $8.3 million in the same period of 2005.  Gross profit as a percentage of sales represented 43.9% in the second quarter of 2006 compared to 44.1% in the second quarter of 2005.  The gross profit percentage was impacted by the mix of business.

Research and Development.  Research and development expenses were $1.5 million in the second quarter of 2006, essentially flat with the same period of 2005.  Research and development expenses were 6.7% of net sales in the second quarter of 2006 compared to 8.2% for the same period of 2005.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased 48.0% to $5.6 million in the second quarter of 2006 from $3.8 million in the same period of 2005.  As a percentage of net sales, selling, general and administrative expenses were 25.2% in the second quarter of 2006 compared to 20.1% in the same period of 2005.  Selling, general and administrative expenses included $1.0 million of legal and professional expenses incurred during the quarter, related to merger of the company with a wholly owned subsidiary of Assa Abloy’s HID Global Corporation.  The merger was completed in August 2006. The remaining increase in selling, general and administrative expenses is primarily due to increased compensation expense from additional headcount, increased advertising and promotion and increased health insurance costs.  Selling, general and administrative expenses for the second quarter of 2006 included approximately $132,000 of stock-based compensation as a result of the adoption of SFAS No. 123R.  There was no corresponding amount in the second quarter of 2005.

Operating Income.  Operating income was $2.7 million for the second quarter of 2006 compared to $3.0 million in the same period of 2005.  As a percentage of net sales, operating income was 12.0% in the second quarter of 2006 compared to 15.8% in the second quarter of 2005.  The decrease in the operating income percentage of net sales is due to the recording of $1.0 million in acquisition related expenses in the quarter, which had the effect of reducing the operating income percentage of net sales by 4.8%.  Operating income for the second quarter of 2006 was also affected by the recognition of approximately $162,000 of stock-based compensation expense as a result of the adoption of SFAS No. 123R.   There was no corresponding amount in the second quarter of 2005.

Other Income.  Other income for the second quarter of 2006 was $449,000, representing interest income on invested cash.  Other income for the second quarter of 2005 was $588,000 made up of $188,000 of interest income and $400,000 received as a result of a patent litigation settlement.

Income Tax Expense.  Income tax expense for the second quarter of 2006 was $1.1 million, representing an effective tax rate of 35.4%, compared to income tax expense of $1.2 million and an effective tax rate of 33.7% for the same period of 2005.  The increase in the effective tax rate is because the company did not record any benefit for the research and experimentation credits in the second quarter of 2006 as the federal legislation authorizing such credits expired on December 31, 2005, and has not yet been renewed.

Comparison of Six Months Ended June 30, 2006 and 2005

Net Sales.  Net sales increased 12.8% to $42.4 million for the six-month period ended June 30, 2006, from $37.5 million in the same period of 2005.  Sales of printers/encoders increased 12.8% to $16.2 million from $14.3 million in the same period of 2005.  The increase in sales of printers/encoders was due to increased unit volumes and a higher overall average selling price due to changes in unit mix.  Sales of secure materials increased 12.9% to $26.2 million for the six-month period ended June 30, 2006, from $23.2 million in the same period of 2005.  Sales of secure materials increased due to volume increases and changes in unit mix.

International sales increased 24% to $21.1 million in the six-month period ended June 30, 2006, from $17.0 million, and represented 49.7% of net sales for the six-month period ended June 30, 2006, compared to 45.2% in the same period of 2005.  The growth in international sales of $4.1 million is primarily due to increased sales in the Middle East, Europe and North America (other than the U.S.) and South America regions.  We believe the growth in international sales is a result of new product introductions launched in 2005 that meet a broader array of user needs and enhanced sales efforts in these regions.  Domestic sales increased 3.7% to $21.3 million in the six-month period ended June 30, 2006, from $20.6 million in the same period of 2005.  Domestic sales increased primarily due to additional secure printer/encoder volume.

Gross Profit.  Gross profit increased 14.9% to $18.7 million for the six-month period ended June 30, 2006, compared to $16.3 million for the same period of 2005.  As a percentage of net sales, gross profit was 44.1% in the six-month period ended June 30, 2006, compared to 43.3% for the same period of 2005.  The gross profit percentage benefited from the improved cost position on our HDP600, DTC400 and C30 printers/encoders relative to the products they replaced and the mix of business.

Research and Development.  Research and development expenses increased 9.9% to $3.1 million for the six-month period ended June 30, 2006, compared to $2.8 million for the same period of 2005.  As a percentage of net sales, research and development expenses amounted to 7.3% for the six-month period ended June 30, 2006, compared to 7.4% for the same period of 2005.  The increase in research and development expenses is mainly due to increased compensation expense.

Selling, general and administrative.  Selling, general and administrative expenses increased 35.9% to $10.1 million for the six-month period ended June 30, 2006, compared to $7.5 million for the same period in 2005.  Selling, general and administrative expenses included $1.0 million of legal and professional expenses incurred during the quarter, related to merger of the company with a wholly owned subsidiary of Assa Abloy’s HID Global Corporation.  The merger was completed in August 2006.  The remaining increase in selling, general and administrative expenses is primarily due to increased compensation expense from additional headcount, increased advertising and promotion and increased health insurance costs.  Selling, general and administrative expenses for the six-month period ended June 30, 2006, included approximately $252,000 of stock-based compensation as a result of the adoption of SFAS No. 123R.  There was no corresponding amount in the first six months of 2005.

Operating income.  Operating income decreased 8.9% to $5.5 million for the first six months of 2006 compared to $6.0 million in the same period of 2005.  As a percentage of net sales, operating income was 12.9% for the first six months of 2006 compared to 16.0% for the same period of 2005.  The decrease in the operating income percentage of net sales is due to the recording of $1.0 million in acquisition related expenses in the first six months of 2006, which had the effect of reducing the operating income percentage of net sales by 2.5%.  The remaining decrease is due to increased operating expenses, partially offset by increased gross profit as discussed above.  Operating income for the first six-months of 2006 was also affected by the recognition of approximately $312,000 of stock-based compensation expense as a result of the adoption of SFAS No. 123R.  There was no corresponding amount in the first six months of 2005.

Other income.  Other income was $0.8 million for the first six months of 2006 compared to $0.7 million for the same period in 2005.  Other income in 2006 represents interest income earned on invested cash.  Other income in 2005 included $0.4 million, received as a result of a patent litigation settlement, and $0.3 million of interest income.  The increase in interest income in 2006 over 2005 is due to increased interest rates and larger balances of invested funds.

Income tax expense.  Income tax expense was $2.2 million for the six-month period ended June 30, 2006, which represents an effective tax rate of 35.4%, compared to income tax expense of $2.2 million and an effective tax rate of 32.6% for the corresponding period in 2005.  The increase in the effective tax rate is because the company did not record any benefit for the research and experimentation credits in the first six months of 2006 as the federal legislation authorizing such credits expired on December 31, 2005, and has not yet been renewed.  In addition, during the first quarter of 2005, the company recognized approximately $70,000 in tax credits related to a prior year tax contingency that was settled during the quarter.

Liquidity and Capital Resources

We have historically financed our operations, debt service and capital requirements through cash flows generated from operations. Working capital was $52.1 million and $46.9 million at June 30, 2006 and December 31, 2005, respectively.

We believe, based on our current cash levels as well as the operating cash flows expected in 2006 and the funds available to us under our $5.0 million revolving credit facility, that we will have sufficient funds to finance our current operations and planned capital expenditures for at least the next 12 months.

We had cash and cash equivalents of $39.8 million at June 30, 2006, an increase of $3.3 million from $36.5 million at December 31, 2005. This increase was primarily due to positive net cash flows provided by our operating activities.

Cash generated from operating activities for the six-month period ended June 30, 2006 totaled $4.0 million due to net income of $4.1 million and non-cash charges of $2.4 million, offset by changes in operating assets and liabilities of approximately $2.5 million. The non-cash charges are primarily for deferred income taxes, depreciation and amortization and stock-based compensation. Cash provided by operating activities was negatively impacted by changes in operating assets and liabilities mainly due to an increase in accounts receivable of $3.3 million and a decrease in accrued liabilities of $0.5 million. The increase in accounts receivable is mainly due to the timing of sales. The decrease in accrued liabilities relates to the payment of incentive compensation for fiscal 2005 and a decrease in income taxes payable. We have an incentive compensation program which covers all associates. In the first quarter of 2006, we paid out approximately $1.1 million for incentive compensation earned for fiscal 2005. Cash used by investing activities was $0.8 million primarily for the purchase of equipment and leasehold improvements. The decrease in cash used by investing activities over 2005 is primarily due to less expenditures related to costs for a new enterprise resource planning computer system, which we implemented in April 2006. Cash provided by financing activities was $0.1 million primarily due to proceeds received from the exercise of stock options.

Cash generated from operating activities for the six-month period ended June 30, 2005 totaled $6.8 million due to net income of $4.5 million, non-cash charges of $2.1 million and changes in operating assets and liabilities of approximately $0.2 million. The non-cash charges are primarily for deferred income taxes and depreciation and amortization. The changes in operating assets and liabilities included a decrease in inventory of $1.1 million, equally offset by a decrease in accounts payable and accrued liabilities of $1.1 million.  In the fourth quarter of 2004, inventory had increased due to the introduction of new products.  During the six months ended June 30, 2005, inventory decreased as the introduction of the new products became a normal course of business and legacy products began to be discontinued.  The decrease in accounts payable is due to decreased revenue activity in the second quarter of 2005 compared to the fourth quarter of 2004 and the timing of purchases.  Cash used by investing activities was $1.4 million exclusively for the purchase of equipment and leasehold improvements.  The increase in cash used by investing activities over 2004 is primarily due to expenditures related to the purchase of a new enterprise resource planning computer system, which the company is currently in the process of implementing.  Cash provided by financing activities was approximately $1.0 million due to proceeds received from the exercise of stock options.

Under our revolving credit facility, there was no outstanding balance at June 30, 2006 or at any point during 2006 and 2005. The credit facility expires March 31, 2007. At that time, the credit facility will renew, provided each party executes an amendment documenting such renewal. Under the terms of the credit facility, we may borrow at the prime rate of interest or LIBOR plus a margin of 1.5%.

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

The following critical policies relate to the more significant judgments and estimates used in the preparation of the financial statements:

Revenue Recognition— Revenue is recognized when product has been shipped, risk of loss has passed to the purchaser and we have fulfilled all of our obligations. We provide for promotional discounts, estimated early payment discounts, estimated warranty costs and estimated returns in the period the related revenue is recognized. Certain of our customers have arrangements that include stock balancing return provisions. We provide an allowance for stock balancing based on estimated expected returns. Sales to these customers represented 18.8%, 14.0% and 17.3% of net sales for the years ended December 31, 2005, 2004 and 2003, respectively. Under the terms of the stock balancing agreements, we estimate that the maximum amount of returns is approximately $346,000 at June 30, 2006, of which we have recorded an allowance of $158,000 for stock balancing estimated returns. This reserve is included in our allowance for doubtful accounts and sales returns.

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

Allowance for doubtful accounts and sales returns—We determine the estimate of the allowance for doubtful accounts and sales returns considering a number of factors, including: (1) historical experience, (2) aging of the accounts receivable, (3) analysis of stock balancing agreements and (4) specific information obtained by us on the financial condition and the current creditworthiness of our customers. If the financial condition of our customers were to deteriorate and reduce the ability of our customers to make payments on their accounts, we may be required to increase our allowance by recording additional bad debt expense. Likewise, should the financial condition of our customers improve and result in payments or settlements of previously reserved amounts, we may be required to record a reduction in bad debt expense to reverse the recorded allowance. Our allowance for doubtful accounts and sales returns was $800,000 at June 30, 2006.

Allowance for excess and obsolete inventories—We value our inventories at the lower of the actual cost to purchase or manufacture, or the current estimated market value. We regularly review our inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on estimated forecasts of product demand and production requirements for the subsequent twelve and twenty-four month periods. We make every effort to ensure the accuracy of our forecasts of future product demand, however any significant unanticipated changes in demand or technological developments could have a significant impact on the value of inventories and reported operating results. Our allowance for excess and obsolete inventories at June 30, 2006 was $700,000.

Warranty accrual—Our products are generally covered by either a one-year and two-year standard warranty from the date of sale. Estimated warranty costs are accrued in the same period in which the related revenue is recognized, based on anticipated parts and labor costs, utilizing historical experience. Our warranty accrual at June 30, 2006 was $270,000.

Deferred tax assets—The realization of our deferred tax assets is dependent upon our ability to generate sufficient future taxable income which we believe is more likely than not. Historically, we have generated operating income. Future taxable income is based on our forecasts of operating results, and there can be no assurance that such results will be achieved. Our deferred tax assets at June 30, 2006 were $16,611,000.

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

In July 2006, the FASB issued FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109, or FIN 48.  FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of application of FIN 48 these will be accounted for as an adjustment to retained earnings. We are currently assessing the impact of FIN 48 on our condensed balance sheets and condensed statements of operations.

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

Interest Rate Risk

We are potentially exposed to market risk from interest rate changes in our credit agreement. Under the terms of our credit agreement, we may borrow at the prime rate of interest or LIBOR plus a margin of 1.50%. At June 30, 2006 and throughout 2005, we had no bank debt outstanding.

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

Changes in Internal Control over Financial Reporting.   There was no change in our internal control over financial reporting that occurred during the second quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II:  OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

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

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on May 2, 2006.  The following individuals were elected at the Annual Meeting to serve as directors of Fargo for terms of three years expiring at our 2009 Annual Meeting of Stockholders or until their successors are elected and qualified.  Shares voted in favor of these directors and shares withheld were as follows (there were no broker non-votes):

Name	Shares Voted FOR	Shares Withheld
Edward H. Bersoff	10,993,469	965,075

Gary R. Holland	10,970,012	988,532

Kent O. Lillemoe	11,409,366	549,178

Our other directors, David D. Murphy, Elaine A. Pullen, William H. Gibbs and Edward J. Smith, continued to serve as directors following the meeting.  The stockholders also voted to ratify the selection of PricewatererhouseCoopers LLP as our independent registred public accounting firm for 2006 by a vote of  11,913,649 shares in favor, 37,703 shares against and 7,192 shares abstaining.

ITEM 5 — OTHER INFORMATION

On May 22, 2006, Fargo Electronics, Inc. (“Fargo”), Assa Abloy, Inc., an Oregon corporation (“Parent”), HID Global Corporation, a Delaware corporation and a wholly owned subsidiary of Parent (“HID”), and Dakota Acquisition Sub, Inc., a Delaware corporation and a wholly owned subsidiary of HID (“Acquisition Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Acquisition Sub will merge with and into Fargo (the “Merger”), with Fargo continuing as the surviving corporation.

On August 3, 2006, Fargo held a special meeting of its stockholders at which Fargo’s stockholders approved the Merger. On August 3, 2006, pursuant to the Merger Agreement, Acquisition Sub merged with and into Fargo.  Fargo is the surviving corporation in the Merger and, as a result, is a wholly-owned subsidiary of HID.  Pursuant to the terms of the Merger Agreement, former Fargo stockholders are entitled to receive $25.50 per share in cash for each share of Fargo common stock, par value $0.01 per share, outstanding at the effective time of the Merger and former option holders are entitled to receive $25.50 less the exercise price of each outstanding stock option outstanding at the effective time of the Merger, in each case without interest and less any applicable withholding taxes, as consideration for the Merger.

ITEM 6 - EXHIBITS

Item No.	Description	Method of Filing
2.1	Agreement and Plan of Merger, dated May 22, 2006, among Fargo Electronics, Inc., Assa Abloy, Inc., HID Global Corporation and Dakota Acquisition Sub, Inc.	Incorporated by reference to Exhibit 2.1 to Fargo’s Form 8-K filed on May 23, 2006 (File No. 000-29029).

4.1	Amendment dated as of May 22, 2006 to Rights Agreement dated as of February 9, 2000 between Fargo Electronics, Inc. and Wells Fargo Bank Minnesota, N.A. (formerly Norwest Bank, N.A.)	Incorporated by reference to Exhibit 4.1 to Fargo’s Form 8-K filed on May 23, 2006 (File No. 000-29029).

10.1	2003 Stock Incentive Plan (as amended)	Incorporated by reference to Exhibit 10.1 to Fargo’s Form 8-K filed on May 23, 2006 (File No. 000-29029).

10.2	2001 Employee Stock Purchase Plan (as amended)	Incorporated by reference to Exhibit 10.2 to Fargo’s Form 8-K filed on May 23, 2006 (File No. 000-29029).

10.3	Employment Agreement, dated May 18, 2006, by and between Fargo Electronics, Inc. and Gary R. Holland	Incorporated by reference to Exhibit 10.3 to Fargo’s Form 8-K filed on May 23, 2006 (File No. 000-29029).

10.4	Form of Officers Agreement, dated May 18, 2006, by and between Fargo Electronics, Inc. and certain executive officers	Incorporated by reference to Exhibit 10.4 to Fargo’s Form 8-K filed on May 23, 2006 (File No. 000-29029).

31.1	Certification of Gary H. Holland Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Filed electronically herewith.

31.2	Certification of Paul W.B. Stephenson Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Filed electronically herewith.

32.1	Certification of Gary R. Holland Pursuant to 18 U.S.C Section 1350.	Furnished electronically herewith.

32.2	Certification of Paul W.B. Stephenson Pursuant to 18 U.S.C Section 1350.	Furnished electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARGO ELECTRONICS, INC.

August 14, 2006	/s/ GARY R. HOLLAND
Gary R. Holland
Director, President and Chief Executive Officer (Principal Executive Officer)

/s/ PAUL W.B. STEPHENSON
Paul W.B. Stephenson
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)